Form 10-Q
period 1996-09-30
SPRING BANCORP INC
filed 1996-11-13
CIK 825042

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For Quarter Ending September 30, 1996
                           Commission file #33-18492

                             Spring Bancorp, Inc.
                             2600 Stevenson Drive
                         Springfield, Illinois  62703

                            IRS Employee ID Number
                                  37-1224470

                               Telephone Number
                                (217) 529-5555

The registrant, Spring Bancorp, Inc. (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


           Class                                  Outstanding September 30, 1996
----------------------------                      ------------------------------
common stock $1.00 par value                                 657,532

                             SPRING BANCORP, INC.


                                     INDEX



Part I.   Financial information
          Consolidated Balance Sheet
          September 30, 1996 and
          December 31, 1995                              1.


          Consolidated Statement of Income
          Three months ended September 30, 1996
          and September 30, 1995                         2.


          Consolidated Statement of Income
          nine months ended September 30, 1996 and
          and September 30, 1995                         3.


          Consolidated Statement of Cash
          Flows ended September 30, 1996                 4.


          Consolidated Statement of Cash
          Flows ended June 30, 1996                      5.


          Notes to Consolidated Financial
          Statements                                  6.-7.


          Management's Discussion and Analysis
          of Financial Condition and Results
          of Operation                                8.-9.


Part II.  Other Information                             10.

                                   Form 10-Q
                       Spring Bancorp, Inc. & Subsidiary
                      Consolidated Statement of Condition
                                  (unaudited)
                   September 30, 1996 and December 31, 1995
                                (In Thousands)
                                                    1996                1995
Assets
  Cash & due from Banks                            $   875           $   657
  Interest Bearing Deposit
    Other Banks                                          0                98
  Federal Funds Sold                                     0             9,000
     Investment Securities
    Approximate Market Value of
    $6,371,000.00 and $6,178,000.00
    respectively                                     6,375             6,121
  Loans: Net of Unearned Discount                   82,269            65,903
    Less Reserve for Loan Loss                        (398)             (397)
                                                   -------           -------
                                                    81,871            64,696
   Loans, held for sale                              1,494             3,723
   Bank Premises Equipment, Furniture
     Fixtures and Land                               3,583             3,156
   Other Real Estate                                   741                 0
    Other Assets                                       896             1,178
                                                   -------           -------
Total Assets                                       $95,835           $88,629
                                                   =======           =======
LIABILITIES
  Deposits:
     Demand Deposits                                 8,600            10,336
     Interest Bearing Deposits                      17,559             8,761
     Savings Deposits                                6,242             8,889
Time Deposits                                       56,272            56,823
                                                   -------           -------
      Total Deposits                                88,673            81,809
Federal Funds Borrowed                                 -0-               -0-
Securities Sold Under
Agreement to Repurchase                                250               -0-
Other Liabilities                                      499             1,237
Long Term Borrowing                                    563               613

STOCKHOLDERS EQUITY
Common Stock ($1.00 Par Value)                         658               658
  657,532 shares issued
  657,532 outstanding
Capital Surplus                                        397               397
Retained earnings                                    4,795             3,915
                                                   -------           -------
Total Stockholders' Equity                         $ 5,850           $ 4,970
                                                   -------           -------
 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                          $95,835           $88,629
                                                   =======           =======

The accompanying notes are in an integral part of this consolidated financial statement.

                                   Form 10-Q
                       Spring Bancorp, Inc. & Subsidiary
                      Consolidated Statement of Condition
                                  (unaudited)
                    Three Months Ended September 30, 1996 &
                              September 30, 1995
                     (In Thousands, except per share data)

                                               1996                   1995
INTEREST INCOME:
    Interest & fees on loans                 $  1,632               $  1,319
    Interest on Investment
     Securities                                    90                     83
    Interest on Funds Sold                         32                     57
    Interest on deposits in
     financial institutions                         0                      2
                                             --------               --------
     Total interest income                      1,754                  1,461
                                             --------               --------

INTEREST EXPENSE:
    Interest on deposits                        1,051                    811
    Interest on Federal funds
     purchased and securities sold
     under agreement to repurchase                  0                      0
    Interest on Long-term debt                     12                     14
                                             --------               --------

     Total interest expense                     1,063                    825
                                             --------               --------
      Net interest income                         691                    636
PROVISION FOR CREDIT LOSSES                         2                      0
                                             --------               --------
      Net interest income after
       provision for credit losses                689                    636
                                             --------               --------
OTHER INCOME:
    Service charges on deposit
     accounts                                      38                     30
    Gain on sale of loans                          76                    101
    Other income                                  401                    330
                                             --------               --------
     Total other income                           515                    461
                                             --------               --------
OTHER EXPENSE:
    Salaries and employee benefits                383                    297
    Occupancy and Equipment expense               121                     61
    Other expenses                                216                    197
    FDIC Exam                                       1                    (17)
    Supplies expense                               25                     14
                                             --------               --------
     Total other expenses                         746                    552
                                             --------               --------
     Income before income taxes                   458                    545
                                             --------               --------
PROVISION FOR INCOME TAXES                        165                    233
                                             --------               --------
NET INCOME                                   $    293               $    312
                                             --------               --------
NET INCOME PER SHARE OF COMMON
 STOCK                                       $    .45               $    .48
                                             --------               --------

                                             --------               --------
AVERAGE SHARES OUTSTANDING                    657,532                657,532
                                             --------               --------

                                   FORM 10-Q
                       Spring Bancorp, Inc. & Subsidiary
                     Consolidated Statement of Operations
                                  (unaudited)
                     Nine Months Ended September 30, 1996 &
                              September 30, 1995
                     (In Thousands, except per share data)

                                                        1996               1995
INTEREST INCOME:
    Interest & fees on loans                        $  4,573           $  3,638
    Interest on Investment
     Securities                                          271                252
    Interest on Funds Sold                               229                167
    Interest on deposits in
     financial institutions                                2                  5
                                                    --------           --------
      Total interest income                            5,075              4,062
                                                    --------           --------
INTEREST EXPENSE:
    Interest on deposits                               3,032              2,190
    Interest on Federal funds
     purchased and securities sold
     under agreement to repurchase                         0                  3
    Interest on Long-term debt                            37                 43
                                                    --------           --------

      Total interest expense                           3,069              2,236
                                                    --------           --------
       Net interest income                             2,006              1,826
PROVISION FOR CREDIT LOSSES                               14                  7
                                                    --------           --------
       Net interest income after
        provision for credit losses                    1,992              1,819
                                                    --------           --------
OTHER INCOME:
    Service charges on deposit
     accounts                                            111                 92
    Gain on sale of loans                                305                172
    Other income                                       1,105                992
                                                    --------           --------
      Total other income                               1,521              1,256
                                                    --------           --------
OTHER EXPENSE:
     Salaries and employee benefits                    1,113                870
     Occupancy and Equipment expense                     348                178
     Other expenses                                      623                530
     FDIC Exam                                             3                  9
     Supplies expense                                     95                 42
                                                    --------           --------
      Total other expenses                             2,182              1,629
                                                    --------           --------
      Income before income taxes                       1,331              1,446
                                                    --------           --------
PROVISION FOR INCOME TAXES                               437                539
                                                    --------           --------
NET INCOME                                          $    894           $    907
                                                    --------           --------
NET INCOME PER SHARE OF COMMON
 STOCK                                              $   1.36           $   1.38
                                                    ========           ========
AVERAGE SHARES OUTSTANDING                           657,532            657,532
                                                    --------           --------

                                   Form 10 Q
                      SPRING BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                        Period Ended September 30, 1996
                                (In Thousands)

                                                                        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $    893,848
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                       174,616
    Accretion and Amortization of investment securities                  14,882
    Provision for credit losses                                          14,000
    Gain on sale of loans                                              (305,026)
    Changes in operating assets and liabilities:
      Increase (decrease) in accrued income and other assets            282,000
      Increase (decrease) in accrued expenses and other
       liabilities                                                      742,000
                                                                   ------------
      Net cash provided by operating activities                       1,816,320
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investment securities                     $  1,210,046
  Purchases of investment securities                                 (1,691,300)
  Net increase (decrease) in interest bearing deposits in
   financial institutions                                                98,000
  Net increase (decrease) in federal funds sold                       9,000,000
  Net increase in loans                                             (18,249,417)
  Decrease in loans held for sale                                     2,229,000
  Purchase of bank premises and equipment                              (427,000)
                                                                   ------------
      Net cash used in investing activities                          (7,830,671)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in customers deposits                               $  6,864,135
  Net increase in federal funds purchased                               250,000
  Long term note                                                        (51,000)
  Dividends paid                                                        (89,900)
                                                                   ------------
      Net cash provided by financing activities                    $  6,973,235
                                                                   ------------
Net increase in cash and cash equivalents                               958,884
                                                                   ------------
Cash and cash equivalents at beginning of year                     $    657,218
  Cash and cash equivalents at end of year                         $  1,616,102

  Disclosure of accounting policy:
  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks.

-------------
  See accompanying notes to consolidated financial statements.

                                   Form 10 Q
                      SPRING BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                        Period Ended September 30, 1995
                                (In Thousands)



                                                                   1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $     906,944
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                   69,048
     Accretion and Amortization of investment
      securities                                                     11,043
     Provision for credit losses                                      7,000
     Gain on sale of loans                                         (171,981)
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued income and
        other assets                                               (340,000)
       Increase (decrease) in accrued expenses and
        other liabilities                                          (264,000)
       Deferred Income Taxes                                        (35,510)
                                                              -------------
       Net cash provided by operating activities                    182,544
                                                              -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                                $    (190,185)
  Proceeds from sale of loans                                     2,026,235
  Net (increase) decrease in interest bearing
    deposits in financial institutions                              (98,000)
  Net increase (decrease) in federal funds sold                  (4,700,000)
  Net increase in loans                                          (9,786,008)
  Purchases of bank premises and equipment                         (752,897)
                                                              -------------
    Net cash used in investing activities                       (13,500,855)
                                                              -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in customers deposits                          $  14,511,000
  Net decrease in federal funds purchased                               -0-
  Long term note                                                    (51,000)
  Dividends paid                                                    (95,940)
                                                              -------------
    Net cash provided by financing activities                 $  14,364,060
                                                              -------------

Net increase in cash and cash equivalents                         1,045,749
                                                              -------------
Cash and cash equivalents at beginning of year                $   2,031,267
  Cash and cash equivalents at end of year                    $   3,077,016
  Disclosure of accounting policy:
For purpose of reporting cash flows, cash and cash
  equivalents include cash on hand, amounts due
  from bank.

-----------
         See accompanying notes to consolidated financial statements.

                        SPRING BANCORP, AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                   Unaudited

Note I Basis of Presentation

     The financial information included herein on Spring Bancorp, Inc. and Subsidiary is unaudited, however, the information reflects all adjustments, consisting solely of normal recurring adjustments, which are in managements opinion necessary for a fair statement or results for the period.

     The financial statements as of September 30, 1996 include the accounts of the Spring Bancorp, Inc. and its wholly owned subsidiary, Bank of Springfield after eliminations of all material intercompany balances and transactions.

Note II Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various commitments and contingent liabilities such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. No material losses are anticipated as a result of these transactions.

Note III Loans

     Loans are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for credit losses. Unearned interest on installment loans is recognized as income over the term of the loans primarily on the sum-of-the-year-digits method. Interest on other loans is calculated by using the simple interest method based on daily balances of the principal amount outstanding. The accrual of interest on loans is discontinued when payment of principal or interest is in doubt. Interest income on non-accrual loans is recognized only to the extent payments are received.

Note IV Investment Securities

     Effective January 1, 1994, the company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. Under Statement 115, the company is required to classify debt and equity securities into one of three categories:

     Held to Maturity - includes investments in debt securities which the company has the positive intent and ability to hold until maturity.

                      SPRING BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements (cont'd)
                                   Unaudited

Note IV  Investment Securities continued:

      Trading Securities - includes investments in debt and equity securities purchased and held principally for the purpose of selling them in the near-term.

     Available for Sale - includes investments in debt and equity securities not classified as held to maturity or trading.

Debt securities classified as held to maturity are carried at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using a method which approximates the interest method. Securities classified as available for sale are recorded at estimated fair value, which is based on quoted market prices.

Unrealized gains and losses for trading securities (for which no securities were so designated) are to be included in income, while such gains and losses for available for sale securities are to be excluded from income and reported as a separate component of stockholders' equity, net of a deferred income tax effect, until realized. For available for sale securities, gains or losses are realized and included in noninterest income or expense upon sale, based on the amortized cost of the individual security sold. All previous fair value adjustments included in the separate component of stockholder's equity are reversed upon sale. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Prior to January 1, 1994, investment in debt and equity securities were stated at cost, adjusted for amortization of premium to the call date or maturity and accretion of discount to maturity using methods which approximate the interest method. Gains or losses on disposition were based upon the adjusted cost of the specific security.

                      Spring Bancorp Inc. and Subsidiary
               Managements Discussion and Analysis of Financial
                      Condition and Results of Operation

  The following is management's discussion and analysis of certain factors which have affected Spring Bancorp Inc. and Subsidiary's financial position and operating results during the periods included in the accompanying consolidated financial statements.

                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------

  The income for the first nine months of 1996 was $894,000.00 compared to the same period of 1995 which was $907,000.00.

Interest Income on loans saw an increase of $935,000.00 over the same period in 1995. This income resulted from growth in the subsidiary's loan portfolio as compared to 1995. The company realized growth in both commercial and real estate areas. Interest income on investments in 1996, continued to show a slight increase for the nine months of 1996. Maturities, monthly paydowns on Government Agency Obligations and collateralized mortgage securities have resulted in a increase of interest income on investment securities.

  Interest on Federal Funds sold in 1996 for the nine month period showed $229,000.00 as compared to $167,000.00 in 1995. This is attributed to deposits in time deposits to the company's subsidiary. The subsidiary saw a growth of $7,461,000.00 in time deposits from 1995 to 1996.

  The interest income on deposits in financial institutions showed a moderate decrease over the same period in 1995 by $3,000.00. This was the result of less dollars in deposits with other financial institutions.

Interest Expense in the first nine months of 1996 saw on increase from 1995. The increase in interest expense was $833,000.00. This increase resulted from higher interest rates being paid on deposits in 1996. In the second quarter of 1996 the subsidiary introduced a new product, Power Account, which is an interest bearing demand account. the accounts rate is based upon the 90 day Treasury Bill rate and is subject to change weekly as of September 30, 1996. This account reflected a balance of $8,554,307.85. This continual rise is seen on interest rates being paid on the interest bearing accounts, also growth of time deposits to the subsidiary. Close monitoring is being maintained on the upward trend of interest rates being paid by the subsidiary.

The provision for loan loss account was reviewed at the end of the first nine months of 1996 and it was decided by the board of directors that it was necessary to replenish the loan loss account for the first nine months of 1996, by $14,000.00 The board continues to review and monitor the loan loss account on a monthly review, along with management.

Other Income
  The subsidiary realized a gain on sale of loans in the amount of $305,000.00 in the first nine months of 1996 as compared to that of 1995 which was $172,000.00. The bank is servicing approximately $246,707,798.00 in real estate loans, which have been sold off on the secondary market to Freddie Mac, Fannie Mae, Independent National Mortgage Co. and Illinois Housing Development Authority. With rates being on the upward trend, the subsidiary has seen a decline in the amount of refinancing of first mortgages in the first nine months of 1996.

The servicing income from these loans above shows an amount of $608,409.00 for the first nine months of 1996. Service charges on deposit accounts saw a moderate increase of $19,000.00 for the first nine months of 1996.


Other Expense in 1996 was up by $553,000.00 as compared to that of 1995. The largest line item expense is salaries and employee benefits. The increase in personnel is merely due to volume of real estate loans and the servicing being maintained by the subsidiary. F.D.I.C. assessment fees were down in 1996.

  The operating expenses are continually being monitored closely by management on a daily basis.

  It is management's opinion that with stabilizing of deposit structure, controlling expenses, proper pricing of the institutions services and continuous monitoring of liquidity will result in a continued profit margin of the institution operations.

                          PART II - OTHER INFORMATION

ITEM 6      REPORTS ON FORM 8-K
------      -------------------

            No Reports on Form 8-K have been filed during the six months ending September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.



November 8, 1996



----------------------------------------
Jack A. Marantz, Chief Executive Officer
(Duly authorized officer)





----------------------------------------
T. Edward McEvers, Secretary
(Principal Financial Officer)