Form 10-K
period 1996-12-31
SPRING BANCORP INC
filed 1997-03-31
CIK 825042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended  December 31, 1996
                                             -----------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from_________to_________ .

                       Commission file number:  33-18492
                                                --------

                             SPRING BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         ILLINOIS                                        37-1224470
----------------------------                         -------------------
(State other jurisdiction of                          (I.R.S. Employer
      incorporation)                                 Identification No.)

        2600 STEVENSON DR. SPRINGFIELD, IL.                 62703
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

Registrants' telephone number, including area code  (217) 529-5555
                                                  ----------------

  Securities registered pursuant to Section 12(b) of the act:

                                       Name of each exchange on
   Title of each class                     which registered
-----------------------------          ------------------------
Common Stock, $1.00 par value                    None

Securities registered pursuant to Section 12(g) of the act:

                                     NONE

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                YES   X        NO
                   ------        ------

The number of shares outstanding of the registrants' common stock $1.00 par value was 657,532 at December 31, 1996. No public trading market exists for the registrants' common stock, $1.00 par value. Total number of pages, including cover page - 89

                             SPRING BANCORP, INC.

                                     INDEX

PART I.                                                                 PAGE NO.

  Item 1.    Business                                                     1 - 18

  Item 2.    Properties                                                       19

  Item 3.    Legal Proceedings                                                20

  Item 4.    Submission of Matters to a Vote of Security Holders              21

PART II.

  Item 5.    Market for the Registrant's Common Stock and Related
             Securities Holder Matters                                   22 - 23

  Item 6.    Selected Financial Data                                          24

  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   25 - 49

  Item 8.    Financial Statements                                        50 - 76

  Item 9.    Changes in Accountants                                           77


PART III.

  Item 10.  Directors and Executive Officers of the Registrant           78 - 81

  Item 11.  Executive Compensation                                       82 - 83

  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                        84

  Item 13.  Certain Relationship and Related Transactions                     85

PART IV.

  Item 14.  Financial Statement, Schedules and Reports on Form 8K             86

             Signatures                                                       87


                                    PART I

Item 1.   Business
------------------

     Spring Bancorp, Inc. was incorporated on February 10, 1987, under the laws of the State of Illinois. The business of Spring Bancorp, Inc. is primarily the ownership, supervision and control of its subsidiary, Bank of Springfield, including the provision of advice, counsel and specialized advisory services in the fields of financial and banking policy and operations. Spring Bancorp, Inc's office is located at the offices of Bank of Springfield, 2600 Stevenson Dr. Springfield, Illinois 62703. Spring Bancorp, Inc. is authorized to issue 2,000,000 shares of common stock, par value $1.00 per share. As of December 31, 1996, Spring Bancorp, Inc's securities consisted of one class of Common Stock, par value $1.00 per share, of which there were 657,532 shares outstanding.

     On January 3, 1997, the Company filed a form 15 with Securities and Exchange Commission to suspend the Company's reporting obligations under the Securities Exchange Act of 1934, as amended, and as such will not file reports under the 1934 Act until its obligations are no longer suspended.

     Spring Bancorp, Inc. is a bank holding company and is required to register as such with the Federal Reserve Board (the "Board") and Bancorp is subject to on-going legislation, supervision, and examination by the Board, which has cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices. Bancorp is also required to file with the Board periodic and annual reports and such additional information as the Board may require pursuant to the Bank Holding Company Act of 1956.

     Bank of Springfield, Bancorp's subsidiary, is an Illinois state bank and is subject to primary supervision and examination by the Illinois Commissioner of Banks & Real Estate and the Federal Deposit Insurance Corporation. Various federal and state laws and regulations apply to many aspects of the operation of the bank, including interest rates paid on deposits, loans, investments, mergers and acquisitions and the establishment of branch offices and facilities. The payment of dividends by the bank is Bancorp's primary source of income, and is also subject to certain restrictions under the Illinois Banking Act. The Illinois Banking Act provides that the board of directors of an Illinois state bank may, from time to time, declare a dividend of so much of the net profits of the bank as it shall judge expedient, but each bank before the declaration of a dividend must carry at least one-tenth of its net profits since date of the declaration of the last preceding dividend as surplus until the surplus account equals its capital account.

     In addition, no dividends may be paid by an Illinois state bank in an amount greater than its net profits then on hand, after deducting losses and bad debts (all debts due to a state bank on which interest is past due and unpaid for a period of six months or more, unless they are well secured and in the process of collection, must be considered bad debts for this purpose).

     There are numerous bank holding companies and groupings of banks located in the Sangamon County, Illinois area and throughout central Illinois which will continue to offer substantial competition to Spring Bancorp, Inc. and its bank.

     The Bank conducts substantially the same business operations as a typical commercial bank, but also places special emphasis on retail banking, including the acceptance of checking and savings deposits, and making commercial, real estate, personal, home improvement, automobile, and other installment and term loans.

     It also offers, among other services, travelers cheques, safe deposit, collection, notary public, trust and other customary bank services to its customers, as well as drive-up facilities. The Bank of Springfield is an insured bank under the Federal Deposit Insurance Act, but like most state banks of its size in Illinois is not a member of the Federal Reserve System.

     Most of the Bank's deposits are attracted from individuals and small business related sources. This results in a relatively small average deposit balance but makes the bank less subject to adverse effects from the loss of substantial depositors who may be seeking higher yields in other markets or have need of money on deposit in the bank, especially during periods of inflation or tight money. However, the Bank does seek substantial amounts of deposits from several municipalities and other governmental agencies. These customers are consequently considered by management of the Bank to be of material importance to the Bank. Over the past years these municipal deposit balances have been rather consistent. Although no agreement or understanding exists between these agencies, Bank management has no reason to believe that the deposit balances will materially decrease in the foreseeable future. In connection with the deposits of municipalities or other governmental agencies or entities, the bank is generally required to pledge securities to secure such deposits (except for the first $100,000.00 of such deposits which is insured by the Federal Deposit Insurance Corporation.)

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate regulatory agencies), franchises or concessions. There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years. Most of the Bank's business originates from within Sangamon County, Illinois. The business is not seasonal. There has been no material effect upon the capital expenditures, earnings, or competitive position as a result of Federal, State or local environmental regulation.

     The banking business in Illinois, and specifically in market areas served by the Bank, is highly competitive with respect to both loans and deposits. The Bank competes for deposits principally with other commercial banks, savings and loan associations and credit unions. In addition, other entities (both governmental and private industries) seeking to raise capital through the issuance and sale of debt and equity securities, also provide competition for the Bank of Springfield in the acquisition of deposits.

     With regards to loans, the Bank of Springfield competes with banks, savings & loan associations, credit unions, insurance companies, mortgage companies and other lending institutions. In late 1992 the Bank of Springfield became active in the real estate lending area with competitive rates in the market area. The bank began selling its mortgages to the secondary market (Freddie Mac). The bank was servicing mortgages in the aggregate outstanding principal amount sold to the secondary market of $224,939,682.00 in 1994, $233,972,938.00 in 1995 and
$254,300,207.00 in 1996. The Bank receives .25% to .375% of the outstanding principal balance of each loan, each month, as servicing fees. The Bank has continued to introduce new product lines in the mortgage area. It has expanded with additional secondary market entities such as Freddie Mac Affordable Gold Program, Fannie Mae (which includes Community Homebuyers Program), GE Capital, Independent National and the Illinois Department of Housing Authority.

     The Bank continues to research other avenues of lending in which it can be competitive and meet the needs of its market area.

     Legislation has been enacted which could have the effect of increasing direct competition between banks and non banking institutions, particularly savings & loan associations. Such legislation has the effect of giving savings & loan associations many of the powers previously denied to them but provided for banks.

     The City of Springfield, in which the bank's only currently operating office is located, contains 10 bank institutions. The bank`s secondary marketing area, which encompasses Sangamon County, contains 13 other bank institutions.

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and its intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, was not subject to the special assessment.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the

Financing Corporation ("FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and Bank Insurance Fund ("BIF") member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

THE COMPANY

          GENERAL. The Company, as the sole stockholder of the Bank, is a bank holding Company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with FRB periodic reports of its operations and such additional information as the FRB may require. The Company is also subject to the requirements of the Illinois Bank Holding Company Act, as amended.

          INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank of bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisition, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

          The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing, and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. the BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

          Federal legislation also prohibits acquisition of "control" of a bank of bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

          Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines.
If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

          The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least on-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

          The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

          Under the FRB's guidelines, the capital standards described above generally apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1996, the Company had regulatory capital, calculated on a consolidated basis, in excess of the FRB's minimum requirement,s with a risk-based capital ratio of 8.3 % and a leverage ratio of 6.7 %.

          Dividends. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB Expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company in subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is an Illinois chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any conditions imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     COMMISSION ASSESSMENTS. Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. During the year ended December 31, 1996, the Bank paid supervisory fees to the Commissioner totaling $12,327.18

     CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Company"--"Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of interest rate risk or risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1996, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 6.7 % and a risk-based capital ratio of 8.3%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. Under the Illinois Banking Act, Illinois-chartered banks may not pay, without prior regulatory approval, dividends in excess of their net profits.

     The payment of dividends by an financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $ 683,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The FDIC has adopted quidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the FDIC expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the FDIC, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of illinois, subject to receipt of all required regulatory approvals.

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

     State Bank Activities.   Under federal law and FDIC regulations, FDIC
insured banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     Federal Reserve System. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transactions accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the forgoing requirements.

Item 2.  Properties
-------------------

     Spring Bancorp, Inc. does not currently own or lease any property, although its subsidiary, Bank of Springfield, owns the land on which the only presently operating office is located at 2600 Stevenson Drive, Springfield, Illinois 62703. This property includes a parking lot containing 15 parking places. The office building is approximately 7,200 square feet and includes full basement and storage rooms. Also the bank has 5 drive-up lanes (or Tellers). An "L" shaped portion of property containing approximately 42,500 square feet adjoining the Bank's property and purchased on June 14, 1974 for a cost of $80,000.00, this construction being developed to access the drive-up facilities and for additional parking. The Bank also owns a parcel near the bank building at West Lake Drive and Lake Plaza Drive, Springfield, Illinois on which a banking facility could be located in the distant future, if bank growth continues. This property contains approximately 19,200 square feet and was purchased on February 24, 1971 for $10,200.00.

     Early in 1994 the Bank purchased property located at 3400 Wabash Avenue, Springfield, Il., for the site of another location to service the westside market area. The property was purchased for $500,000.00 and facility contains approximately 13,000 square feet at a cost of $1,349,625.00. The facility provides a five drive up system and ATM for convenience of its customers. The Wabash facility opened of January 29, 1996 with full service to its customers. With both locations the Bank has been able to reach the needs of the market area and position itself for the changing environment of the banking industry in the Twenty First Century.

Item 3.   Legal Proceedings
---------------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Bank's business, to which Bancorp or the Bank is a party or of which the property of the Bank is subject.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related
--------------------------------------------------------------
Security Holder Matters.
------------------------

     The capital stock of Spring Bancorp, Inc. is not traded on any exchange or over-the-counter market, nor is it anticipated that quotation on the common shares of Bancorp will be available on any exchange or market. The following table sets forth the reported high and low closing trade prices of Bancorp Capital stock known to management of Bancorp, based on information given to Bancorp on an informal basis by trading stockholders, during the period indicated.

                           1996            1995
                           ----            ----
Price                 High      Low   High     Low
Per Share             Asked     Bid   Asked    Bid
Quarter               -----     ----  -----    ----

 First                3.75      2.40  3.75     2.40
 Second               3.75      2.40  3.75     2.40
 Third                3.75      2.40  3.75     2.40
 Fourth               3.75      2.40  3.75     2.40

     The common shares are the only shares issued and outstanding. In November 1995, Spring Bancorp, Inc. declared (.22) cents cash dividend per share to shareholders of record date as of November 24, 1995. In November 1996, Spring Bancorp, Inc. declared (.22) cents cash dividend per share to shareholders of record date November 25, 1996, and payable to shareholders on December 1, 1996. The number of shareholders of record for the Bancorp's common stock as of December 31, 1996 was 292.

     On December 3, 1993 Spring Bancorp, Inc. issued a tender offer to purchase up to 400,000 shares of its issued and outstanding common stock. The par value of the common stock is $1.00 per share and was bought back at a price of $3.75 per share net to the seller.

     This offer expired February 4, 1994 @ 5:00 P.M. Central Standard Time. By the company making the availability of this tender offer, it would accommodate a shareholder who otherwise may be unable to sell the shares. This offer was available to all shareholders upon identical terms and conditions.

     If the offer would have resulted in fewer than 300 shareholders at completion, the company would be able to suspend its reporting obligations under the Securities Exchange Act of 1934. This suspension would benefit the company by reducing its time and incurred expenses in complying with the reporting requirements.

     Shareholders who did not tender their shares pursuant to this offer may find it more difficult to obtain information about the Company. In addition, it is not anticipated that any market will exist for the shares, meaning shareholders will have little opportunity to sell their shares if they desire to do so at a later date. The Company will accept for payment and purchases of 400,000 shares which have been validly tendered at or prior to the expiration date of the offer and not properly withdrawn in accordance with the tender offer. In the event more than 400,000 shares are tendered, the company will accept from all shareholders on a pro rata basis a portion of the tendered shares with the remainder being returned to the holder: however if a shareholder holds less than 100 shares all of such shares will be purchased and not prorated.

     On May 6, 1994, 175,763 shares of common stock were tendered at $3.75 per share. Thus the remaining number of shares were 657,532. The results in number of shareholders did not fall below the 300, therefore reporting obligation under the Securities Exchange Act of 1934 were still in effect

Item 6 Selected Financial Data

                          SELECTED FINANCIAL DATA

                          1996          1995             1994         1993         1992
Operating Income      $  9,196,240    $ 7,423,044    $ 5,797,779    $ 5,752,843    $ 4,521,571
Operating Expenses       7,339,637      5,560,066      4,123,810      3,665,049      3,258,082
Income before
Income Taxes
Security Gains
(losses) & Extra-
ordinary Credits         1,856,603      1,862,978      1,673,969      2,087,794      1,263,489
Provision For
Loan Losses               (135,852)       (10,288)        (8,000)      (203,999)      (162,200)
 Income before
Income Taxes,
Security Gains
(losses) &
Extraordinary
Credits                  1,720,751      1,852,690      1,665,969      1,883,795      1,101,289
Income Taxes
Expense                   (549,262)      (712,250)      (661,120)      (692,083)      (381,861)
Earning before
Security Gains
(losses) & extra-
ordinary Credits         1,171,489      1,140,440      l,004,849      1,191,712        719,428
Security Gains
(losses) less
Applicable
Income Taxes                   -0-            -0-            -0-         (7,000)           -0-
Earnings (loss)
before Extra-
ordinary Credits         1,171,489      1,140,440      1,004,849      1,184,712        719,428
Extraordinary
Credits                        -0-            -0-            -0-            -0-            -0-
Net Earnings(loss)    $  1,171,489    $ 1,140,440    $ 1,004,849    $ 1,184,712    $   719,428
Per Common Share:
Net Income (loss)             1.78           1.73           1.46           1.42            .86
Cash Dividend Paid             .22            .22            .20            .17            .17
Balance Sheet Items
at Dec 31:
Total Assets          $107,200,397    $88,629,566    $64,429,979    $53,804,707    $44,004,745
Total Stockholders
Equity                $  5,989,860    $ 4,969,944    $ 3,917,707    $ 3,776,946    $ 2,723,895

Item 7.   Management Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     The financial review presents management's discussion and analysis of Spring Bancorp, Inc. and its subsidiary, consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ended December 31, 1996. It should be read in conjunction with the accompanying consolidated financial statements and notes to financial statements appearing in the report.

OVERVIEW:

     The Company and subsidiary, recorded a consolidated net income of $1,171,489 for the year ended December 31, 1996, compared to $1,140,440 and $1,004,849 for 1995 and 1994, respectively. The Company's improved earnings during 1996 over 1995 were primarily driven by an increase in net interest income, along with a slight increase in noninterest income. These increases were partially offset by an increased provision for loan losses and marginally higher noninterest expense.

     The assets of the Company have continued to show significant growth over the past five years. In 1996, the total assets were $107,200,397, which was an increase of $18,570,831 or 20.96% over 1995. 1995 total assets were $88,629,566, representing an increase of $24,199,587 or 37.56% over 1994. Continued growth in the loan portfolio of $22,532,280 reflected the strength of the economy and management's focus on lending. The real estate portfolio continued to show growth in 1996. An increase of $11,554,326 demonstrated the ability of the Bank to be competitive in the Central Illinois market area. The installment loan portfolio again exhibited growth in 1996, increasing

$6,986,466 over 1995. This resulted from the competitive rates being offered by the Bank as compared to other financial institutions in the market area as well as national competitors.

     Increasing competition in the industry has made it necessary for the Bank to continue to explore other avenues of growth in the lending environment. The Bank has created a network of banks who participate with it on larger loan requests. The subsidiary is currently servicing over $27,000.000 in loan participation's with other financial institutions who need additional avenues of investment and profit. The subsidiary has maintained underwriting standards that support the quality of loans in the portfolio.

     1996 has proven to be another successful year for the origination of fixed real estate mortgages. The subsidiary began participating in the secondary market with Freddie Mac early in 1992, and has since expanded its efforts with additional secondary market entities such as the Freddie Mac Affordable Gold Program, and Fannie Mae, which includes the Community Homebuyers Program, Independent National Mortgage Corporation, GE Capital, and Illinois Department of Housing Authority. As of year end 1996, the Bank was servicing approximately $263,000,000 in unpaid principal balances sold to the secondary market. In 1995, the Bank was servicing $254,000,000 and $224,000,000 in 1994. The subsidiary also receives between .25% and .375% on each loan monthly, as a servicing fee.

     The Bank continues to research other avenues of lending in which it can be competitive and still meet the market area needs.

     The deposit growth in 1996 was $18,342,123 which represented an increase of 22.42% over 1995. This growth was primarily in time deposits and interest bearing demand deposits. The rise in deposits resulted from an increased customer base which has resulted in part from the opening of a west side location at 3400 Wabash Avenue and also was attributed to the competitive pricing of services offered by the Bank. There has also been a rise in commercial businesses in the area which has lead to the growth in new deposits at the Bank.

RESULTS OF OPERATIONS:

     Net interest income, the Company's principal source of earnings, is the amount of interest income generated by earning assets less interest expense paid on interest-bearing liabilities. 1996 again showed a rise in interest and fees on loans as a primary factor for the improvement in interest income for the subsidiary. The amount of interest income and fees for 1996 increased to $6,354,126 as compared to the years 1995 and 1994 which were $5,076,226 and $3,913,526, respectively.

     Offering new products, as well as improving pricing over the past five years, resulted in the loan demand increase in 1996. The investment portfolio realized a slight decline in 1996 attributed to paydowns on maturities. However, the Bank was able to reinvest the proceeds into investments with shorter maturities and increased yields. This resulted in an improvement in the interest margin of the subsidiary.

INTEREST EXPENSE:

     Interest expense was $4,256,282 in 1996, $3,194,901 in 1995 and $1,685,532
in 1994. The increases were mainly attributed to the amount paid on interest bearing deposits. The continual growth in interest bearing deposits has had an impact on the interest paid in 1996. With the growth in certificates of deposit and other interest bearing deposits, interest expense also increased over that in 1995 and 1994. This rate difference has resulted in a decline in net interest margin.

    Interest on long term debt in 1996 was $48,111. The Company has a note payable that had a principal balance outstanding at December 31, 1996, and 1995 of $562,692 and $613,846 respectively. This note requires quarterly interest payments at the current national prim interest rate. Principal payments of $51,154 are due annually on May 24. The note matures May 24, 2007 and is secured by all of the Bank common stock.

OTHER INCOME:

     Other income includes income from service charges, other charges and fees, other gain on the sale of loans and other income products. Fees amounted to $2,212,080, in 1996, $1,719,737 in 1995 and $1,491,986 in 1994. The gains on sale of loans and mortgage loan service fees have continued to increase as a result of origination and service fees collected in conjunction primarily with Freddie Mac and FNMA fixed rate loan programs which the Bank began in 1992. The Bank originates these mortgages which are then sold into the secondary market, with the servicing of such loans retained. Fee income generated through loan origination was $586,773 in 1996, $270,814 in 1995 and $241,595 in 1994.
Servicing fee income on these sold loans totaled $1,396,365, $1,209,702 and $1,023,061 in 1996, 1995, and 1994, respectively. The decline in the interest rate environment resulted in mortgagors seeking to refinance their existing mortgages during portions of this three year period.

OTHER EXPENSE:

     Other expense totaled $3,083,355, $2,365,165 and $2,438,278 for the years ended December 31, 1996, 1995 and 1994, respectively. The major components of other expense were salaries and employee benefits, which were $1,579,393 in 1996, $1,269,589 in 1995, and $1,193,663 in 1994. The Bank has continued to increase staffing in order to service its increased business and also as a result of the opening of the west side facility, at 3400 Wabash Ave. Employee benefits increased again in 1996. The medical benefits for the staff rose approximately five percent in 1996 in annual premiums. Occupancy and equipment expense increased in 1996. This was due to the new facility, as well as to the Company's commitment to continuously updating its equipment to meet the changing technology demands of the financial services industry. Data processing expense showed an increase in 1996 of $21,598 over that of 1995. These expenses occurred due to the increased volume of processing handled by the service bureau, as well as new service products for the subsidiary in 1996.

PROVISION FOR LOAN LOSSES:

     The purpose of the provision for loan losses is to maintain the allowance for credit losses at a level commensurate with the anticipated credit risk in the loan portfolio. The quality of the portfolio is influenced by the financial condition of the borrower, as well as by the economy. Improvements in economic conditions tend to reduce the amount charged to the allowance. Management has established various controls in order to limit future losses in the subsidiary such as a "Watch List" of possible problem loans, a strong policy concerning loan administration (loan file documentation, disclosures, approval,) and a loan committee to review the quality and anticipated collectibility of the portfolio. Also, the subsidiary maintains underwriting practices that support its quality loan portfolio. If management determines such loans are possibly uncollectible, additional provision to expense is made for a satisfactory level of provision for loan losses. In 1996, management made a provision of $135,852. This provision was made in accordance with guidelines set forth by management for the increase in the loan portfolio.

Management believes that the allowance for loan losses was adequate at December Management also believes that diligent adherence to sound lending policies, practices, and administration will help keep loan losses at acceptable levels.

     The Company is not aware of any current recommendations by the regulatory authorities relating to any know trends, events, or uncertainties that would have a material effect on the liquidity, capital resources or operations of the Company.

INCOME TAXES:


     Income taxes were $549,262 in 1996, $712,250 in 1995, and $661,120 in
1994. Deferred income tax assets and liabilities are computed annually for difference between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Income taxes are further explained in note eight of the consolidated financials statements.

CAPITAL:

     The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for state chartered banks under the Federal Deposit Insurance Corporation (the "FDIC") regulations. The regulations provide that such standards will generally be applied on a bank-only (rather that a consolidated) basis in the case of a bank holding company with less that $150 million in total assets, such as the

Company. The Company's total capital of $6. million, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

     At December 31, 1996, the Bank continued to maintain a sound Tier 1 capital ratio of 6.7% and a risk based capital ratio of 8.9%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements:
(dollars in thousands)

                           AMOUNT        PERCENT    REQUIRED
                           ------        -------    --------
Tier 1 Capital            $ 6,551          6.7%       4.0%

Risk Based Capital        $ 6,969          8.9%       8.0%

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. The Bank is rated "adequately capitalized", which is the second highest rating available under this capital-based rating system.

EFFECTS OF INFLATION:

     The Company's financial statements and accompanying footnotes have been prepared in accordance with GAAP (generally accepted accounting principles), which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company's operations because the assets and liabilities of the Company are primarily monetary and interest rates have a greater impact on the Company's performance than the effects of inflation.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     This report, including the Chairman's Letter to Stockholders, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

     Factors could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies if the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and quidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and it business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                      AVERAGE BALANCE AND INTEREST RATES
                             SPRING BANCORP, INC.
                     YEARS ENDED DECEMBER 31, 1996 & 1995
                            (DOLLARS IN THOUSANDS)

                                    1996                         1995
                         BALANCE  INTEREST   RATE    BALANCE   INTEREST   RATE
(Rates on Taxable
Equivalent Basis)
 Assets
  Interest Bearing
   Deposits with Banks        30         2   6.67%       104          6   5.77%
                         -------  --------  ------   -------   --------  ------
 Federal Funds Sold        4,861       282   5.81%     4,843        287   5.93%
                         -------  --------  ------   -------   --------  ------

 Securities
  U. S. Gov't & Federal
   Agency Obligations      3,957       217   5.49%     3,499        181   5.18%
  Obligations of States &
   Political Subdivisions  2,171       124   5.72%     2,458        153   6.23%
  Other Securities            03         0      0%        13          1   7.70%
                         -------  --------  ------   -------   --------  ------
Total Securities           6,131       341   5.57%     5,970        335   5.62%

Loans
 Real Estate & Real
  Estate Construction     46,107     4,020   8.72%    35,856      2,948   8.23%
Commercial Loans          14,027     1,189   9.37%     9,637      1,018  10.57%
 Installment              15,814     1,384   8.76%    12,557      1,179   9.39%
    Credit Cards &
   related plans           1,110       124  11.18%     1,272        148  11.64%
  A.T.W.                     100        06   6.00%       205         12   5.86%
  Other Loans                 -0-       -0-    -0-        -0-        -0-    -0-
Total Loans (1)           77,158     6,723   8.72%    59,527      5,305   8.92%
                         -------  --------  ------   -------   --------  ------
Total Earning Assets      88,180     7,348   8.34%    70,444      5,933   8.43%
                         -------  --------  ------   -------   --------  ------
 Reserve for Possible
  Loan Losses               (136)      ---     ---       (10)       ---     ---
Cash & Due from Banks      2,759       ---     ---     3,071        ---     ---
 Other Assets              4,439       ---     ---     1,923        ---     ---
                         -------  --------  ------   -------   --------  ------
Total Assets              95,378       ---     ---    75,428        ---     ---

Liabilities & Share-
holders Equity
   Time Deposits
   Savings                 6,073       162   2.67%     5,982        101   1.69%
   Time Savings           46,759     2,813   6.02%    35,575      2,201   6.19%
   Time Certificate of
    Deposit $100,000 &
     over                 11,617       723   6.23%     8,738        540   6.18%
    Interest Bearing
    Deposits              14,178       438   3.09%     9,024        234   2.60%
                         -------  --------  ------   -------   --------  ------


Total Time Deposits       78,627     4,136   5.26%    59,319      3,076   5.19%

                  AVERAGE BALANCE AND INTEREST RATES CONT'D.

                                    1996                      1995
                          BALANCE  INTEREST  RATE    BALANCE   INTEREST  RATE
Federal Funds Borrowed
 & Securities Sold
  Under Repurchase
   Agreement                   18        1    5.56%      139          6    4.32%
     Long Term Debt           563       48    8.53%      631         57    9.04%
                          -------    -----    ----   -------     ------   -----
Total Borrowed Fund           581       49    8.44%      778         63    8.09%
                          -------    -----    ----   -------     ------   -----
Total Interest Bearing
 Liabilities              $79,208    4,185    5.29%  $60,089      3,139    5.23%
                          -------    -----    ----   -------      -----    ----

Interest Rate Spread                          3.05%                        3.20%
                          -------    -----    -----  -------     ------    ----
 Demand Deposits           10,091      ---      ---   10,314        ---     ---
 Other Liabilities            567      ---      ---      485        ---     ---
 Common Shareholders'
  Equity                    5,512      ---      ---    4,540        ---     ---
                          -------    -----    -----  -------     ------    ----
 Total Liabilities &
  Shareholders' Equity     95,378                     75,428

Interest Revenue /
 Earning Assets            88,180    7,348    8.34%   70,444      5,977    8.53%

Interest Expense /
 Earning Assets            88,180    4,185    4.75%   70,444      3,139    4.46%
                          -------    -----    -----  -------     ------    ----
Net Yield on
 Earning Assets                      3,163    3.59%               2,838    4.07%
                          -------    -----    -----  -------     ------    ----

NOTE: (1)  Loan fees & unearned discount are included for late calculation purposes. Nonaccrual loans have also been included in the averages balance.

                      SPRING BANCORP, INC. AND SUBSIDIARY
                     YEARS ENDED DECEMBER 31, 1996 & 1995
                            (Dollars in Thousands)


INVESTMENT SECURITIES:
----------------------

Investment securities at December 31, 1996 & 1995 consist of:

                                               1996          1995
                                             ----------    ----------
     Held to maturity, at amortized cost     $4,354,323    $4,613,161
     Available for sale at estimated fair
     value                                    1,381,772     1,508,179
                                             ----------    ----------
                                             $5,736,095    $6,121,340

The amortized cost and estimated fair value of investment securities at December 31, 1996 & 1995, were as follows:





INVESTMENTS - Held to Maturity                    1996
                                                  ----
                                      Gross       Gross     Estimated
                        Amortized   Unrealized  Unrealized    Fair
                          Cost        Gains       Losses      Value
                          ----        -----       ------      -----
U. S. Government and
 agency securities      $2,995,201    $     -     $9,801    $2,985,400
Municipal securities     1,356,582     40,206          -     1,396,788
Other securities             2,540          -          -         2,540
                        ----------    -------     ------    ----------
Total                   $4,354,323    $40,206     $9,801    $4,384,728
                        ==========    =======     ======    ==========



INVESTMENTS - Available for Sale                  1996
                                                  ----
                                      Gross       Gross     Estimated
                        Amortized   Unrealized  Unrealized    Fair
                          Cost        Gains       Losses      Value
                          ----        -----       ------      -----
U. S. Government and
 agency securities      $  761,956   $     -     $40,038      $721,918
Municipal securities       642,656    17,198           -       659,854
Other securities                 -         -           -             -
                        ----------   -------     -------      --------
Total                   $1,404,612   $17,198     $40,038    $1,381,772
                        ==========   =======     =======    ==========

                      SPRING BANCORP, INC. AND SUBSIDIARY
                     YEARS ENDED DECEMBER 31, 1996 & 1995
                            (Dollars in Thousands)


INVESTMENT SECURITIES: (CONT'D)
-------------------------------


INVESTMENTS - Held to Maturity                       1995
                                                     ----
                                       Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized    Fair
                          Cost         Gains         Losses      Value
                          ---          -----         ------      -----
U. S. Government and
 agency securities      $3,006,437     $     -       $5,540     $3,000,897
Municipal securities     1,304,184      62,524            -      1,666,708
Other securities             2,540           -            -          2,540
                        ----------     -------       ------     ----------
Total                   $4,613,161     $62,524       $5,540     $4,670,145
                        ==========     =======       ======     ==========

INVESTMENTS - Available for Sale                     1995
                                                     ----
                                       Gross         Gross      Estimated
                        Amortized    Unrealized    Unrealized     Fair
                          Cost         Gains         Losses       Value
                          ----         -----         ------       -----
U. S. Government and
 agency securities      $  875,614     $     -       $33,962    $  841,652
Municipal securities       644,067      22,460             -       666,527
Other securities                 -           -             -             -
                        ----------     -------       -------    ----------
Total                   $1,519,681     $22,460       $33,962    $1,508,179
                        ==========     =======       =======    ==========


     The Market values of U. S. Government Federal Agency Obligations, obligations of State & Political subdivisions and other securities are established with the assistance of an independent price service and are based on available market data which often reflects transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could readily be sold or purchased.

     There are no investments in State and Political subdivisions for the aggregate book value of the investments in any single issue which exceeds ten percent of stockholder's equity, of the subsidiary.

                         INVESTMENT SECURITIES CONT'D
                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)
                          1996 Maturity Distributions


                    Within          One Year To       Six Yrs To         After
                   One Year          Five Years       Ten Years         Ten Years           Total
                ---------------------------------------------------------------------------------------
                          Avrge             Avrge             Avrge             Avrge              Avrge
                Book      Yield     Book    Yield     Book    Yield     Book    Yield    Book      Yield
                ----------------------------------------------------------------------------------------
U.S.
Treasury
Securities      $1,400    6.09%     $1,195  5.15%        0      ---        0      ---    $2,595    5.66%

U.S. Agency
Obligations        432    6.35%     $  000    ---        0      ---   $  730    7.46%    $1,142    6.87%

Obligations
of State &
Political
Subdivisions       612    6.70%     $  845  6.65%      542    5.60%      000      ---    $1,999    6.31%

Other
Securities           0      ---          0    ---        3      ---        0      ---         3    0.00%

                ----------------------------------------------------------------------------------------
Total
Securities      $2,444              $2,040             545            $  730             $5,736

                ----------------------------------------------------------------------------------------
                ----------------------------------------------------------------------------------------

Investment securities having a book value of $3,439,149 and $4,157,044, at December 31, 1996 and 1995, respectively were pledged to secure public and trust deposits and for other purposes required or permitted by law.

     In May 1993 the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company Adopted the provisions of the standard for investments held as of or acquired after January 1, 1994. In accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principle. The balance of stockholders' equity was decreased by $13,932(net of $ 8,907 of deferred income tax benefit) in 1996 to reflect the net unrealized losses on securities classified as available for sale previously carried at amortized cost.

     In 1996, no gains on the sale of U.S. Government & Agency Securities were seen. The bank did not sell any securities for gain on sale of investments.

                         INVESTMENT SECURITIES CONT'D.
                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)
                          1995 Maturity Distributions




                                  Within             One Year To           Six Yrs To           After
                                 One Year            Five Years            Ten Years          Ten Years               Total
                              ------------------------------------------------------------------------------------------------------
                                         Avrge                Avrge                Avrge                Avrge                Avrge
                              Book       Yield     Book       Yield     Book       Yield     Book       Yield     Book       Yield
                              ------------------------------------------------------------------------------------------------------
U.S.
Treasury
Securities                    $1,505     4.96%     $1,101     5.16%        0          --          0        --     $2,606      5.04%

U.S. Agency
Obligations                        0       --      $  400     4.53%        0          --     $  875      8.94%    $1,267      7.54%

Obligations
of State &
Political
Subdivisions                     386     7.24%      1,320     6.74%      302        5.60%       240      5.60%     2,248      6.30%

Other
Securities                         0       --           0       --         0          --          3      7.76%         3      7.73%
                              ------------------------------------------------------------------------------------------------------
Total
Securities                    $1,891               $2,821                302                 $1,118               $6,121
                              ======================================================================================================


                                     LOANS
                             SPRING BANCORP, INC.
                     YEARS ENDED DECEMBER 31, 1996 & 1995
                            (DOLLARS IN THOUSANDS)

Loans @ December 31, 1996 & 1995 consist of the following:

                                             1996                     1995
                                             ----                     ----
                            Percent of               Percent of
                           Total Loans              Total Loans
Commercial,Financial
 & Agriculture                  17.16%    $15,039        17.42%    $11,336
Real Estate Mortgages           52.09%     45,647        53.95%     35,125
Real Estate Construction         6.50%      5,712         7.19%      4,680
Installment                     22.95%     20,110        19.55%     12,727
Credit Cards and
 Instant Check                   1.30%      1,138         1.89%      1,226
Tax Anticipation
 Warrants                         .00%         00          .00%         00
--------------------------------------------------------------------------
Total Loans                    100.00%     87,646       100.00%     65,094

  Less Provision for Loan
   Loss                                      (418)                    (398)
--------------------------------------------------------------------------
Total                                     $87,228                  $64,696
--------------------------------------------------------------------------

NONACCRUAL AND RESTRUCTURED LOANS:
----------------------------------

Set forth below are the principal balances on nonaccrual loans.

                                             1996                   1995
                                             ----                   ----

Nonaccrual Loans                           $128,291               $710,880

In December 31, 1996, there was $128,291 of total loans on nonaccrual status. It is generally a policy of Spring Bancorp's subsidiary to discontinue the accrual of interest on loans when principal or interest is due and has remained unpaid for ninety days or more. The subsidiary had no loans classified for regulatory purposes as loss classified for regulatory purposes as loss, doubtful, substandard or special mention by the regulators. There were no restructured loans as of December 31, 1996, or December 31, 1995.

                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)

The subsidiary was not and is not aware of any current recommendations by the regulatory authorities to any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the subsidiary.

MATURITIES AND SENSITIVITIES OF LOANS:
--------------------------------------
                                 3 month  3 month   1 yr to      Over
                                 or less  12 mths   5 years     5 yrs     Total
Fixed Rate Loans:
-----------------

 Installments                      1,162    1,218    14,385     3,345    20,110
 Real Estate                       3,617    1,311    10,898     4,131    19,957
 Construction                      1,018    4,694         0         0     5,712
 Commercial & Financial
  & Agriculture                      640    1,165     3,652     1,900     7,357
 Credit Card & Instant Check         409      729         0         0     1,138
Total Loans (Fixed)              $ 6,846  $ 9,117   $28,935   $ 9,376   $54,274
                                 ----------------------------------------------

Floating Rate Loans:
--------------------

 Installments                          0        0         0         0         0
 Real Estate                       3,742   21,949         0         0    25,691
 Commercial                        3,837    3,845         0         0     7,682

Total Floating Loans             $ 7,579  $25,794   $     0   $     0   $33,373
                                 ----------------------------------------------
  Total Loans                    $14,425  $34,911   $28,935   $ 9,376   $87,647
                                 ----------------------------------------------

                                        Interest Sensitivity
                                        ------------------------------------

                              Predetermined          Floating or Adjustable
                              Interest Rates           Interest Rates
                                           (In Thousands)
                              ---------------------------------------------
Due After One Year            $ 25,544               $   -0-
                              ========               =======



                                      -40-
                                      ----

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES:
--------------------------------------------

                                   1996    1995
                                  (In Thousands)

Balance @ beginning of Period     $ 398     396
 Charge offs:
  Real Estate Loans                 100       0
  Installment Loans                   0       0
  Credit Cards & Related Plans       16      10
  Commercial & Financial              0       0

 Recoveries:
  Real Estate Loans                   0       0
  Installment Loans                   0      00
  Credit Cards & Related Plans        1       0
  Commercial & Financial              0       0


 Net Charge Offs                   (115)     (8)

 Provision for Credit Losses        135      10
                                  -----   -----

Balance at End of Period          $ 418   $ 398
                                  =====   =====

Rates of net charge offs during
period to loans outstanding
during the period                 .0014   .0002

     The allowance for credit losses is based on management's assessment of overall risk in the loan portfolio. In determining its exposure to risk Spring Bancorp's subsidiary has established various controls to monitor the portfolio's quality. The risk of non collection is the most significant risk faced by the subsidiary. Therefore the bank manages asset quality and risk through initial loan analysis and approval, standardized documentation and procedures, monthly monitoring of the portfolio performances and prompt follow up on problem credits. A written policy has been adopted by the subsidiary assisting management in evaluating the risk in their loan portfolio, ensuring timely charge offs of loans and requiring the bank to document the basis for determining the adequacy of its allowance for credit losses.

                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES CONTINUED
-----------------------------------------------------

     The purpose of a provision for credit losses is to maintain the allowance for credit losses at a level commensurate with the anticipated credit risk in the loan portfolio. The quality of the portfolio is influenced by the credit condition of the borrower, loan collateral, business cycles and other economic considerations which are continually reviewed by management. Based on management's assessment of these factors and industry comparisons an appropriate level is established for the allowance for credit losses. In 1996, management made provision of $135,852 into the allowance for credit loss. The management continues to review the allowance for adequacy, in addition to a historical evaluation. The bank's loan grading system (including problem and non performing loans) in conjunction with a percentage system by types of loans will be utilized in the analysis for 1996. The bank foresees no potential problem loan now that could have a material effect on the liquidity, capital resources or operations of the company.

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES 1996:
---------------------------------------------------
                              LOAN LOSS ALLOWANCE
                                  12-31-1996
                            ------------------------

                           OUTSTANDING                  HIGH        LOW
       CATEGORY              BALANCE                         RESERVE
Credit Cards                1,039,827.00       0.99%      10,398     9,358
                                              .0090%
Residential Mortgages     $51,359,631.00      .0025%     129,243   103,383
Home Equity, F.H.A.                           .0020%
Commercial Loans          $15,038,729.00       1.43%     215,040   195,504
TLN, Participation                             1.30%
Installments              $20,110,439.00      .0030%      60,331    50,276
                                              .0025%
Instant Check             $    98,498.00       .346%       3,408     2,954
                                               .030%
    General Portion        $            -         -%          -         -
                           --------------               -------   -------
                           $87,641,124.00          -%   418,420   361,475


                       DEPOSITS AND INTEREST RATES PAID
                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in Thousands)

                                                1996                1995

                                         Balance      Rate    Balance     Rate
Non Interest Bearing
 Demand Deposits                         $ 9,828              $10,336
Interest Bearing
 Demand Deposits                          20,422      4.89%     8,761     2.60%
Savings Deposits                           6,016      2.69%     8,889     2.94%
Time Deposits                             47,653      5.90%    39,233     5.61%
Time Deposits of $100,000
 and over                                $12,336      5.86%    14,590     3.71%
                                         --------------------------------------
Total Deposits                           $96,255      4.29%   $81,809     3.73%
                                         ======================================

AMOUNT AND MATURITIES OF TIME DEPOSITS OF $100,000 AND OVER
================================================================================

                                             1996                    1995
                                                    (In Thousands)
--------------------------------------------------------------------------------
Three Months or Less                        $ 3,312                 $ 5,297
Over Three Months
 Through Six Months                           1,500                   5,883
Over Six Months
 Through Twelve Months                        5,591                   2,106
Over Twelve Months                            2,900                   1,304
                                            -------------------------------
                                            $10,303                 $14,598
                                            ===============================

     Spring Bancorp, Inc. and its subsidiary supports its interest earning assets with a wide range of funding sources. These sources are continuously monitored to maintain sufficient liquidity, to satisfy loan demand and to maintain also an adequate spread between interest earning asset yields and funding cost. The companies primary source of funds come from deposits originating within the community.

                       DEPOSITS AND INTEREST RATES PAID
                              SPRING BANCORP, INC.
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in Thousands)


     The average deposits rose by 22.42% in 1996 over 1995. Interest bearing demand deposits resulted in an upward trend over that of 1995. This movement can be attributed to the uncertainty of interest rates on long term investments. The consumer therefore is placing funds into a more readily available interest bearing account, thus enabling the consumer to react more readily for changing rates.
     The non-interest bearing deposits in 1996 remained moderately the same as 1995.


RETURN ON EQUITY AND ASSETS:

--------------------------------------------------------------------
Selected Ratios                                   1996       1995
--------------------------------------------------------------------
Return on Assets                                   1.21%      1.29%
Return on Equity                                  21.40%     27.49%
Dividend Payout Ratio                             12.35%     12.69%
Equity to Assets                                   6.11%      6.35%

Per Share Data
--------------

Net Income                                     $   1.78   $   1.73
Weighted Average
Shares outstanding
 during year                                    657,532    657,532
Dividends Declared                                  .22        .22
Book Value At December 31,                         9.11       7.55
Shares Outstanding Year End                     657,532    657,532

                                      -44-

                             SHORT TERM BORROWINGS
                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


Short-term borrowings are alternative to other funding sources such as securities sold under agreement to repurchase.

     Below is set forth a summary of short-term borrowings.

                             (In Thousands)
SHORT TERM BORROWINGS         1996    1995
--------------------------------------------
Securities Sold Under
 Agreement to Repurchase
  At End of Year               -0-   $ -0-
Average Interest Rate on
 Amounts outstanding at
  End of Year                  -0-     -0-
Maximum Amount Outstanding
 At Any Month End               55   $ 223
Average Amount Outstanding
 During Year                    18   $  55
Weighted Average Interest
 Rate on Average Amount
  Outstanding During Year     5.56%   6.14%

              LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
              --------------------------------------------------

     The primary role of liquidity management is to ensure ready access to sufficient funds to meet existing commitments as well as present and future financial obligations, to withstand fluctuation in deposit levels and to provide for the customer's credit needs. Liquidity management therefore, is reviewed from both an asset and a liability perspective.

     Asset liquidity is provided mainly through maturities of loans, investment securities and other interest bearing assets. These assets are not viewed as a continually reliable source of liquidity because to the

                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

potential impact of volatile interest rates and other outside influences on marketability. The most important source of liquidity in liability liquidity is the ability to raise new funds and renew maturing liabilities.

     The most important factor in assuring liability liquidity is maintaining the confidence in Spring Bancorp by its customers. It must be realized that this confidence is based upon performance and reputation of the company. Spring Bancorp's financial strength and numerous long term customer relationships should enable it to raise funds as needed in many markets. Funds are primarily generated locally.

     The objective of interest rate sensitivity management is to minimize changes in net interest income which results from changes in interest rates.

     Below are estimated interest rate sensitivity positions and gaps with time horizons from 0 months to 35 years (cumulative) at December 31, 1996.

                              SPRING BANCORP, INC.
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                          CUMULATIVE RATE SENSITIVITY
                        AS OF THE END OF DECEMBER, 1995
                                (000's omitted)

                                               Over      Over
                                            3 month    1 year
                                 3 month    through   through    Over
                      Immediate  or less  12 months   5 years  5 years    Total
Assets:
 Due from bank
  interest bearing            0        0         0          0        0        0

 Fed Funds Sold           4,700        0         0          0        0    4,700
 Investment
  Securities                  0      725     1,687      2,072    1,275    5,759

 Loans                    7,579    6,846    34,911     28,935    9,376   87,647
                         -------------------------------------------------------
Total interest
 sensitive assets        12,279    7,571    36,598     31,007   10,651   98,106
                         -------------------------------------------------------
Liabilities:
 Money Market             3,255        0         0          0        0    3,255
  Deposits                5,573    4,130         0          0        0    9,703
 Time deposits           14,771   12,903    19,631     14,782        0   62,087

                         -------------------------------------------------------

Total Interest
 sensitive liabilities   23,599   17,033    19,631     14,782        0   75,045
                         -------------------------------------------------------

Interest-sensitivity
gap:
 Incremental            (11,320) ( 9,462)   16,967     16,225   10,651
                         =============================================
 Cumulative             (11,320) (20,782)   (3,815)    12,410   23,061
                         =============================================

Ratio of interest
sensitive assets
to interest sensitive
liabilities:
 Incremental               (.52)      .44     1.86
 Cumulative                (.52)     (.08)    1.78


                              SPRING BANCORP, INC.
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


CUMULATIVE RATE SENSITIVITY (CONTINUED)
---------------------------------------

     It is management's thoughts to measure and manage its rate sensitivity position to insure the long-run earning power of the subsidiary. In addressing this challenge, ratios of rate sensitive assets (RSA) to rate sensitive liabilities (RSL) and gap (RSA minus RSL) to equity are reviewed monthly. More importantly, however, special emphasis is placed on the change in interest spread that results from possible fluctuations in interest rates. In particular, changes in interest spread resulting from increasing, decreasing, and constant rate scenarios are evaluated. It is management's concern that flexibility to manage its assets and liabilities as to rates and balances such that changes in interest spread will be moderated and that undue risks from mis-matching of RSA and RSL shall be avoided. It is the objective of the subsidiary, by active reinvestment and careful analysis and monitoring, to achieve and maintain its position.

     A Gap (Rate Sensitive Assets minus Rate Sensitive Liabilities) on a cumulative basis not exceeding ten (10%) percent of total rate sensitive assets either positive or negative.

     Savings accounts are treated as an immediate repricing liability due to their elasticity and historical interest rate changes.

     It is the concern of management to address the subsidiary to assure that sufficient funds are available, both on a short term basis and a long term basis to meet credit demands and deposit withdrawals. In addressing liquidity, consideration shall be given to historical measures, such as loans and investments to available deposits and capital, and the federal funds position.

                             SPRING BANCORP, INC.
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


CUMULATIVE RATE SENSITIVITY (CONTINUED)
---------------------------------------

These measures are compared internally on an historical basis with the subsidiary. Historically these same deposits have been with the subsidiary for a long term period of time. Liquidity needs are assessed by forecasting the various assets and liabilities of subsidiary and continue to monitor these liquid needs on both a short and long term basis.



Item 8:  Financial Statements
-----------------------------


  Report of Independent Certified Public Accountants         51

  Financial Statements:

     Consolidated Balance Sheets
     December 31, 1996 and 1995                              52

     Consolidated Statement of Income
     Years Ended December 31, 1996, 1995 & 1994              53

     Consolidated Statement of Stockholders' Equity
     Years Ended December 31, 1996, 1995 & 1994              54

     Consolidated Statement of Cash Flows
     Years Ended December 31, 1996, 1995 & 1994         55 - 56

     Notes to Consolidated Financial Statements         57 - 76

                       [LOGO OF McGLADREY & PULLEN, LLP]


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Spring Bancorp, Inc. and Subsidiary
Springfield, Illinois

We have audited the accompanying consolidated balance sheet of Spring Bancorp, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Spring Bancorp, Inc. and subsidiary for the years ended December 31, 1995 and 1994 were audited by other auditors whose report, dated February 21, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spring Bancorp, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity, with generally accepted accounting principles.

                                         /s/ McGladrey & Pullen, LLP
                                         ---------------------------

Springfield, Illinois
January 17, 1997

                      SPRING BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                        1996           1995
                                                                ------------   ------------
Cash and due from banks                                         $  1,918,843    $   657,218
Interest bearing deposits with
 financial institutions                                                    -         98,000
Federal funds sold                                                 4,700,000      9,000,000
Securities held to maturity
 (fair value 1996 $4,384,728;
  1995 $4,670,145)                                                 4,354,323      4,613,161
Securities available for sale                                      1,381,772      1,508,179
Loans, held for sale (fair value 1996 $1,963,749;
       1995 $3,782,118)                                            1,928,760      3,723,118
Loans:
  Loans                                                           87,647,124     65,094,324
  Allowance for loan losses                                         (418,406)      (397,526)
                                                                ------------    -----------
     Loans, net                                                   87,228,718     64,696,438
Premises and equipment                                             3,551,243      3,155,478

Other assets                                                       2,136,738      1,177,974
                                                                ------------    -----------

      TOTAL ASSETS                                              $107,200,397    $88,629,566
                                                                ============    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Non-interest bearing                                        $  8,974,501    $10,335,992
    Interest bearing                                              91,176,767     71,473,153
                                                                ------------    -----------
      TOTAL DEPOSITS                                             100,151,268     81,809,145
  Long-term debt                                                     562,692        613,846
  Other liabilities                                                  496,577      1,236,631
      TOTAL LIABILITIES                                          101,210,537     83,659,622
                                                                ------------    -----------
STOCKHOLDER'S EQUITY
  Common stock, $1 par value; 2,000,000 shares
   authorized, 657,532 shares issued
   and outstanding                                                   657,532        657,532
  Surplus                                                            396,615        396,615
  Retained earnings                                                4,949,645      3,922,813
  Unrealized losses on available
   for sale, net                                                     (13,932)        (7,016)
                                                                ------------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                   5,989,860      4,969,944
                                                                ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $107,200,397    $88,629,566
                                                                ============    ===========

See Notes to Consolidated Financial Statements.

                      SPRING BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996        1995        1994
                                          ----------  ----------  ----------

INTEREST INCOME
  Loans and fees on loans                 $6,354,126  $5,076,226  $3,913,526
  Securities:
     Taxable interest income                 216,770     180,898     176,771
     Nontaxable interest income              129,700     152,758     183,045
  Federal funds sold                         281,865     287,338      24,701
  Deposits in financial institutions           1,699       6,087       7,750
                                          ----------  ----------  ----------
      Total interest income                6,984,160   5,703,307   4,305,793
                                          ----------  ----------  ----------

INTEREST EXPENSE
  Deposits                                 4,207,098   3,133,816   1,649,785
  Short-term borrowings                        1,073       3,377       4,875
  Long-term debt                              48,111      57,708      30,872
                                          ----------  ----------  ----------
   Total interest expense                  4,256,282   3,194,901   1,685,532
                                          ----------  ----------  ----------
     Net interest income                   2,727,878   2,508,406   2,620,261

PROVISION FOR LOAN LOSSES                    135,852      10,288       8,000
                                          ----------  ----------  ----------
      Net interest income after
       provision                           2,592,026   2,498,118   2,612,261
                                          ----------  ----------  ----------

OTHER INCOME
  Loan service fees                        1,396,365   1,209,702   1,023,061
  Gain on sale of loans                      586,773     270,814     241,595
  Service charges on deposits accounts       146,433     159,135     122,244
  Other Income                                82,509      80,086     105,086
                                          ----------  ----------  ----------
       Total other income                  2,212,080   1,719,737   1,491,986
                                          ----------  ----------  ----------

OTHER EXPENSES
  Salaries and employee benefits          $1,579,393  $1,269,589  $1,193,663
  Equipment expense                          299,321     175,689     184,527
  Data processing                            178,361     156,763     143,877
  Occupancy expense                          169,177      64,125      62,394
  Supplies expense                           133,621      65,964      66,954
  Advertising expense                        124,398      89,743      67,917
  FDIC insurance assessments                   3,500      10,915     122,654
    Other expense                            595,584     532,377     596,292
                                          ----------  ----------  ----------
      Total other expenses                 3,083,355   2,365,165   2,438,278
                                          ----------  ----------  ----------

      Income before income taxes           1,720,751   1,852,690   1,655,969
                                          ----------  ----------  ----------
    Income taxes                             549,262     712,250     661,120
                                          ----------  ----------  ----------

      NET INCOME                          $1,171,489  $1,140,440  $1,004,849
                                          ==========  ==========  ==========
      NET INCOME PER SHARE                $     1.78  $     1.73  $     1.46
                                          ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                UNREALIZED
                                                                LOSSES ON
                                                                SECURITIES
                            COMMON                              AVAILABLE
                            STOCK     SURPLUS      EARNINGS      FOR SALE       TOTAL
                           --------   --------    ----------    ----------    ---------

BALANCE,
DECEMBER 31, 1993          $833,295   $502,633    $2,431,018    $     --      $3,766,946

Implementation of
change in accounting
policy for securities
available for sale               --         --            --     (24,837)        (24,837)
Purchase and retirement
of 175,763 shares          (175,763)  (106,018)     (377,331)         --        (659,112)
Net income                       --         --     1,004,849          --       1,004,849
Cash dividends
$.20 per share                   --         --      (131,506)         --        (131,506)
Change in unrealized
loss on investment
securities available
for sale, net                    --         --            --     (38,633)        (38,633)
                           --------   --------    ----------    --------      ----------

BALANCE,
DECEMBER 31, 1994          $657,532   $396,615     2,927,030     (63,470)      3,917,707

Net Income                       --         --     1,140,440          --       1,140,440
Cash dividends
$.22 per share                   --         --      (144,657)         --        (144,657)
Change in unrealized
loss on investment
securities available
for sale, net                    --         --            --      56,454          56,454
                           --------   --------    ----------    --------      ----------

BALANCE,
DECEMBER 31, 1995           657,532    396,615     3,922,813      (7,016)      4,969,944

Net Income                       --         --     1,171,489          --       1,171,489
Cash dividends
$.22 per share                   --         --      (144,657)         --        (144,657)
Change in unrealized
loss on investment
securities available
for sale, net                    --         --            --      (6,916)         (6,916)
                           --------   --------    ----------    --------      ----------

BALANCE,
DECEMBER 31, 1996          $657,532   $396,615    $4,949,645    $(13,932)     $5,989,860
                           ========   ========    ==========    ========      ==========

See Notes to Consolidated Financial Statements

                      SPRING BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   1996          1995          1994
                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $  1,171,489  $  1,140,440  $  1,004,849
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation                                  234,742        92,064        96,785
  Accretion & amortization of
   securities                                    18,482        29,342        35,821
  Provision for loan losses                     135,852        10,288         8,000
  Gain on sale of loans                        (586,773)     (270,814)     (241,595)
  Deferred income taxes                          70,849       (40,930)       (4,150)
  Loss on sale of premises and
   equipment                                          -        29,903             -
  Origination of loans held for sale        (52,222,521)  (57,103,165)  (54,085,458)
  Proceeds from sales of loans
   held for sale                             54,603,652    55,352,466    56,926,480
  Changes in other assets
   and liabilities:
  (Increase)in other assets                    (314,598)     (256,081)     (382,713)
  Increase(decrease) in other
   liabilities                                  806,481       972,880      (252,643)
                                           ------------  ------------  ------------
Net cash provided by (used in)
  operating activities                        2,304,693       (52,607)    3,105,376
                                           ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in interest bearing deposits
  with financial institutions                    98,000        98,000        95,000
 (Increase) decrease in federal
  funds sold                                  4,300,000    (8,800,000)    1,150,000
 Securities held to maturity:
  Purchases                                  (1,191,233)   (1,707,031)   (2,764,224)
  Proceeds from maturities                    1,546,658     1,579,064     2,195,116
 Securities available for sale,
  proceeds from maturities                            -             -       200,000
 Increase in loans                          (23,312,298)  (12,603,387)  (13,514,035)
 Purchase of premises and equipment            (630,507)   (1,917,902)     (616,472)
                                           ------------  ------------  ------------
       Net cash (used in)
        investing activities                (19,189,380)  (23,351,256)  (12,254,615)
                                           ------------  ------------  ------------

                                      -55-

                      SPRING BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996          1995          1994
                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in customer deposits       18,342,123    22,225,625    10,096,908
 Repayment on long-term borrowing           (51,154)      (51,154)            -
 Cash dividends paid                       (144,657)     (144,657)     (131,506)
 Proceeds from long-term borrowing                -             -       665,000
 Purchase of company stock                        -             -      (659,112)
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              18,146,312    22,029,814     9,971,290
                                        -----------   -----------   -----------

NET INCREASE(DECREASE)IN CASH
 AND DUE FROM BANKS                       1,261,625    (1,374,049)     (177,949)

Cash and due from banks:
 Beginning of year                          657,218     2,031,267     2,209,216
                                        -----------   -----------   -----------
 End of year                            $ 1,918,843   $   657,218   $ 2,031,267
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

 Cash payments for:
  Interest                              $ 4,133,079   $ 3,038,115   $ 1,594,613
  Income taxes                              735,079       495,114       933,982


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING & FINANCING ACTIVITIES

 Other real estate acquired in
  settlement of loans                   $   644,166             -             -
 Increase (decrease) in unrealized loss
  on securities available for sale           11,338       (92,547)      104,049
 (Decrease) increase in deferred taxes
  attributable to the unrealized (loss)
  on securities available for sale           (4,422)       36,093       (40,579)


See Notes to Consolidated Financial Statements.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

Description of business: Spring Bancorp, Inc. (the Company) was incorporated under the laws of the State of Illinois on February 10, 1987, for the purpose of serving as a bank holding company for the Bank of Springfield (Bank). Bank of Springfield was incorporated on June 28, 1965 in the State of Illinois for purposes of providing and servicing loans and customer deposit accounts. The Company, through its subsidiary bank, provides a full range of banking and related financial services to individual and corporate customers located in central Illinois. The Company's primary source of revenue is providing loans to customers who are predominantly small and middle market businesses and individuals.

The significant accounting and reporting policies for Spring Bancorp, Inc. and its subsidiary follow:

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bank of Springfield, Significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of Spring Bancorp, Inc. have been prepared in conformity with generally accepted accounting principles and conform to predominant practices with the banking industry.

Use of estimates: In preparing the consolidated financial statements, the Company's management is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to changed in a short period of time include the determination of the allowance

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

Trust assets: Other than trust cash on deposit at the Company's bank subsidiary, trust assets are not included in the accompanying consolidated financial statements because they are not assets of the Company.

Securities held to maturity: Securities classified as held to maturity are those debt securities the Company has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount which are recognized in interest income using the interest method over the period to maturity.

Securities available for sale: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

specific securities sold, are included in earnings. Where applicable, amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Loans: Loans are stated at the unpaid principal balances, less the allowance for loan losses, net of unearned discount.

Unearned discount on consumer loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

Loans held for sale are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on sales of loans held for sale are computed using the specific-identification method and are reflected in income at the time of sale.

In 1996 the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate and prepayment risk of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Allowance for loan losses:  The allowance for loan losses is increased by a

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

provision for loan losses charged to expense and decreased by charge-offs, net of recoveries. Loans are charged against the allowance for loan losses when management believes the collectibility of principal is unlikely. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require additions to the allowance based on their judgment about information available to them at the time of their examination.

The accrual of interest is discontinued on a loan, when in management's opinion the borrower may be unable to meet payments as the become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequentially recognized only to the extent cash payments are received and principal is considered fully collectible.

A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans effective interest rate or as a practical expedient, at the loans observable market price or the fair value of

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

the collateral if the loan is collateral dependent.

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other real estate owned: Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.

Income taxes: The Company and its subsidiary file consolidated federal and state income tax returns with each organization computing its taxes on a separate entity basis. The provision for income taxes is based on income as reported in the financial statements.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Accounting for transfers and servicing of financial assets and extinguishments of liabilities: In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

SFAS 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation in return in certain circumstances in which the secured party has taken control of those assets. In addition, SFAS 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor. SFAS 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

which the effective date is December 31, 1997. The Company believes the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

Net income per share: Net income per share is based upon the weighted-average number of shares outstanding during the year.

Reclassifications: Certain reclassifications have been made to the balances as of and for the years ended December 31, 1995 and 1994 to be consistent with the classification adopted for 1996.

NOTE 2.  CASH AND DUE FROM BANKS

The Company's subsidiary is required to maintain certain average cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 1996 and 1995 were approximately $237,000 and $212,000, respectively.

NOTE 3.  INVESTMENT SECURITIES

The amortized cost and fair values of securities are summarized as follows:


                                          DECEMBER 31, 1996
                         -----------------------------------------------------
                             GROSS          GROSS       ESTIMATED
                           AMORTIZED      UNREALIZED    UNREALIZED     FAIR
                             COST           GAINS         LOSSES       VALUE
                         -------------    ----------    ----------  -----------
Held to maturity:
 U. S. Government and
 agency securities         $ 2,995,201    $        -    $    9,801   $2,985,400
 Municipal securities        1,356,582        40,206             -    1,396,788
 Other securities                2,540             -             -        2,540
                            ----------    ----------    ----------   ----------
          TOTAL            $ 4,354,323    $   40,206    $    9,801   $4,384,728
                           ===========    ==========     ==========  ==========

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                    NOTE 3.  INVESTMENT SECURITIES (CONT'D)

                                                DECEMBER 31, 1996
                            -------------------------------------------------------
                                  GROSS           GROSS      ESTIMATED
                                AMORTIZED       UNREALIZED  UNREALIZED     FAIR
                                  COST            GAINS       LOSSES       VALUE
                           -------------------  ----------  ----------  -----------

Available for sale:
 U.S. Government and
 agency securities              $  761,956      $        -  $   40,038   $  721,918
 Municipal securities              642,656          17,198           -      659,854
                                ----------      ----------  ----------   ----------

           TOTAL                $1,404,612      $   17,198  $   40,038   $1,381,772
                                ==========      ==========  ==========   ==========

                                                DECEMBER 31, 1995
                            -------------------------------------------------------
                                  GROSS           GROSS      ESTIMATED
                                AMORTIZED       UNREALIZED  UNREALIZED     FAIR
                                  COST            GAINS       LOSSES       VALUE
                           -------------------  ----------  ----------  -----------

Held to maturity:
 U.S. Government and
 agency securities              $3,006,437      $        -  $    5,540   $3,000,897
 Municipal securities            1,604,184          62,524           -    1,666,708
 Other securities                    2,540               -           -        2,504
                                ----------      ----------  ----------   ----------
           TOTAL                $4,613,161      $   62,524  $    5,540   $4,670,145
                                ==========      ==========  ==========   ==========


                                              DECEMBER 31, 1994
                            -------------------------------------------------------
                                  GROSS           GROSS      ESTIMATED
                                AMORTIZED       UNREALIZED  UNREALIZED     FAIR
                                  COST            GAINS       LOSSES       VALUE
                           -------------------  ----------  ----------  -----------

Available for sale:
 U.S. Government and
 agency securities              $  875,614      $        -  $   33,962   $  841,652
 Municipal securities              644,067          22,460           -      666,527
                                ----------      ----------  ----------   ----------
           TOTAL                $1,519,681      $   22,460  $   33,962   $1,508,179
                                ==========      ==========  ==========   ==========

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 3.  INVESTMENT SECURITIES (CONT'D)

The amortized cost and fair value of securities as of December 31, 1996, by contractual maturity, are shown below:

                               HELD TO MATURITY           AVAILABLE FOR SALE
                           ----------------------------------------------------
                           AMORTIZED        FAIR       AMORTIZED        FAIR
                              COST         VALUE          COST         VALUE
                           ----------------------------------------------------

Due in one year or less    $2,415,489    $2,420,232    $        -    $        -
Due after one year
 through five years         1,837,432     1,854,415       202,542       207,310
Due after five years
 through ten years            101,402       110,081       200,114       202,982
Due after ten years        $        -    $        -    $1,001,956    $  971,480
                           ----------    ----------    ----------    ----------
                           $4,354,323    $4,384,728    $1,404,612    $1,381,772
                           ==========    ==========    ==========    ==========

Investment securities with values of $3,439,149 and $4,157,044 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4.  LOANS

The composition of loans follows:

                                           December 31,
                                     ------------------------
                                        1995         1996
                                     ------------------------
Commercial and agricultural          $15,038,731  $11,335,932
Real estate construction               5,712,251    4,679,819
Real estate - mortgage                45,647,381   35,125,487
Installment:
 Commercial                           15,376,279    8,389,813
 Individuals                           4,734,160    4,337,058
Credit cards and instant check         1,138,322    1,225,855
                                     -----------  -----------
                                      87,647,124   65,093,964
Less allowance for loan losses           418,406      397,526
                                     -----------  -----------

  LOANS, NET                         $87,228,718  $64,696,438
                                     ===========  ===========

The amount of loans serviced by the Company for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $262,829,045 and $254,300,207 as of December 31, 1996 and 1995 respectively.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The loan portfolio includes a concentration of loans for residential real estate in Sangamon and surrounding counties. Generally these loans are collateralized by assets of the borrowers. Credit losses arising from lending transactions for residential real estate are favorable compared with the Company's credit loss experience on its loan portfolio as a whole.

The Company's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

The following table presents data on impaired loans:

                                                  (Dollars in thousands)
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------

Impaired loans for which an allowance
 has been provided                                $        -  $        -
Impaired loans for which no allowance
 has been provided                                $  128,291  $  710,880
                                                  ----------  ----------

Total loans determined to be impaired             $  128,291  $  710,880
                                                  ==========  ==========

Allowance for loan loss for impaired loans
 included in the allowance for loan losses        $        -  $        -
Average recorded investment in impaired loans        324,262     481,606
Interest income recognized from impaired loans             -           -
Cash basis interest income recognized from
 impaired loans                                            -           -


NOTE 5.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:


                                        YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                      1996        1995        1994
                                    --------    --------    --------

Balance, beginning of year          $397,526    $396,091    $389,457
                                    --------    --------    --------
 Provision charged to
  operating expense                  135,852      10,288       8,000
 Recoveries applicable to loan
  balances previously charged off        879       1,498      22,795
Loan balances charged off           (115,851)    (10,351)    (24,161)
                                    --------    --------    --------
Balance, ending of year             $418,406    $397,526    $396,091
                                    ========    ========    ========

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 6.  PREMISES AND EQUIPMENT

Premises and equipment consist of:

                                                  DECEMBER 31,
                                            ------------------------
                                               1996          1995
                                            ----------    ----------
Cost:
  Land                                      $  771,768    $  703,508
  Banking house                              2,638,248       625,007
  Construction in progress                           -     1,781,772
  Furniture, fixtures and equipment          1,150,153       819,376
                                            ----------    ----------
                                             4,560,169     3,929,663
                                            ----------    ----------
Less accumulated depreciation                1,008,926       774,185
                                            ----------    ----------
TOTAL                                       $3,551,243    $3,155,478
                                            ==========    ==========

A new facility was opened on January 29, 1996. The appropriate entries were made at that time to reclassify construction in progress to the appropriate component accounts.

NOTE 7.  DEPOSITS

The aggregate amount of certificates of deposit and other time deposits, each with a minimum denomination of $100,000, was approximately $22,634,000 and $14,590,000 as of December 31, 1996 and 1995, respectively.

As of December 31, the scheduled maturities of certificate of deposit are as follow:


Years ended December 31, 1996:
       1997                                     $34,439,680
       1998                                      11,395,271
       1999                                       1,573,716
       2000                                               -
       2001 and thereafter                        4,715,934
                                                -----------

                                                $52,124,607
                                                ===========

NOTE 8.  INCOME TAXES

Income taxes consist of:

                                               DECEMBER 31,
                                    ---------------------------------
                                      1994         1996        1995
                                    --------     --------    --------
Current                             $478,413     $753,180    $665,270
Deferred                              70,849      (40,930)     (4,150)
                                    --------     --------    --------
    TOTAL INCOME TAX EXPENSE        $549,262     $712,250    $661,120
                                    ========     ========    ========

A reconciliation of income taxes at statutory rates to income taxes included in the statements of income is as follows:

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 8.  INCOME TAXES (CONT'D)


                                              DECEMBER 31,
                                    ---------------------------------
                                        1996        1995        1994
                                    ---------   ---------   ---------
Statutory federal income tax        $585,056    $629,915    $566,429
Statutory state income tax            68,246      78,594      72,088
Tax-exempt income-municipal          (38,760)    (51,938)    (62,235)
Other                                (65,280)     55,679      84,838
                                    --------    --------    --------

TOTAL                               $549,262    $712,250    $661,120
                                    ========    ========    ========

The significant components of deferred income tax assets and liabilities consist of:

                                          DECEMBER 31,
                                    -----------------------
                                      1996          1995
                                    ---------     ---------
Deferred tax assets:
 Unrealized (loss) on securities
  available for sale                $  (8,908)    $  (4,486)
 Allowance for loan losses           (109,384)     (112,542)
 Other                                   (557)            -
                                     (118,849)     (117,028)
                                    ---------     ---------
Deferred tax liabilities:
 Premises and equipment             $ 130,433     $ 134,676
 Mortgage servicing rights             72,491             -
                                    ---------     ---------
                                      202,924       134,676
                                    ---------     ---------

   DEFERRED TAX LIABILITY, NET      $  84,075     $  17,648
                                    =========     =========

NOTE 9.  FEDERAL HOME LOAN BANK CREDIT LINE

At December 31, 1995, the Bank had no borrowings on its line of credit agreement with the Federal Home Loan Bank of Chicago (FHLB). The open line agreement is secured by all unpledged first mortgage residential real estate loans of the Bank and the FHLB stock owned by the Bank. At December 31, 1996, the Bank has utilized this credit line only to obtain letters of credit totaling $5,200,000 as collateral for certain customer deposits. Such letters of credit are scheduled to expire at various dates in 1996, but may be renewed to meet the needs of Bank customers.

NOTE 10.  LONG-TERM DEBT

The Company has a note payable to bank that had a principal balance outstanding at December 31, 1996 and 1995 of $562,692, and $613,846, respectively. This note requires quarterly interest payments at the current national prime interest rate. Annual principal payments of $51,154 are due annually on May 24. The note matures May 24, 2007 and is secured by all of the Bank of Springfield common stock.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 10.  LONG-TERM DEBT (CONT'D)

Future maturities of long-term borrowing are as follows:

        1997                            $ 51,154
        1998                              51,154
        1999                              51,154
        2000                              51,154
        2001 and thereafter              358,076
                                        --------

        TOTAL                           $562,692
                                        ========

NOTE 11.  TRANSACTIONS WITH RELATED PARTIES

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and companies are indebted to the Bank as follows:


Balance at December 31, 1995                $763,194
 New Loans                                    26,000
 Repayments                                  (41,322)
                                            --------

Balance at December 31, 1996                $747,872
                                            ========

NOTE 12.  PROFIT SHARING PLAN

The Bank has a profit sharing plan, covering substantially all employees, subject to certain age and length of service requirements. Employer contributions are at the discretion of the Bank's Board of Directors and are subject to maximum limitations as defined in the plan. Contributions of $20,117, $10,000 and $10,000 were made for the years ended December 31, 1996, 1995 and 1994 respectively.

NOTE 13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, standby letters of credit, home equity lines of credit and credit card arrangements. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONT'D)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit, standby letters of credit, home equity lines of credit, and credit card arrangements, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterpart. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Letters of credit, standby letters of credit, credit card arrangements and home equity lines of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit and credit cards is essentially the same as that involved in extending loan facilities to customers.

A summary of the Bank's commitments at December 31, 1996 is as follows:


                                    FIXED      VARIABLE
                                 -----------  -----------

Home equity lines of credit      $         -   $3,717,857
Credit card arrangements           3,538,047            -
Instant check lines of credit        428,652            -
Letters of credit                    132,700       65,326
Other unused commitments         $ 8,427,565    1,423,267
                                 -----------   ----------
                                 $12,526,964   $5,206,450
                                 ===========   ==========

NOTE 14.  CAPITAL RATIOS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Bank's financial statements. Under capital adequacy quidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 14.  CAPITAL RATIOS (CONT'D)

guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the bank meets all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 1996 are presented in the following table.


                                                                               TO BE
                                                                          WELL CAPITALIZED
                                                            FOR CAPITAL     UNDER PROMPT
                                                              ADEQUACY    CORRECTIVE ACTION
                                    ACTUAL                    PURPOSES       PROVISIONS:
                                ------------------------------------------------------------
As of December 31, 1996         AMOUNT      RATIO       AMOUNT     RATIO     AMOUNT    RATIO
                                ------------------------------------------------------------
Total Capital
 (to Risk Weighted
  Assets) Consolidated          $6,422       8.2%      $     -      N/A      $    -       N/A

 Bank of Springfield             6,969       8.9%        6,286      8.0%     $ 7,858     10.0%
Tier 1 Capital (to Risk
 Weighted Assets)
 consolidated                    6,004       7.6%            -      N/A            -      N/A

 Bank of Springfield             6,551       8.3%        3,143      4.0%       4,715      6.0%
Tier I Capital (to average
 Assets) consolidated            6,004       6.1%            -      N/A           -       N/A

 Bank of Springfield             6,551       6.7%        3,917      4.0%       4,896      5.0%

                                     -71-

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents: The carry amounts reported in the balance sheet for cash and due from banks, interest bearing deposits with financial institutions and federal funds sold approximate those assets' fair values.

Securities: For securities held to maturity and available for sale, fair values are based on quoted market prices or dealer quotes, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates fair value.

Loans and loans held for sale: For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the some remaining maturities. The carrying amount of accrued interest receivable approximates fair value.

Deposits: The fair value disclosed for demand deposits are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying values for variable-rate, fixed-term money market accounts approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expedited monthly maturities on time deposits.

Long-term debt: Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1996, these items are immaterial in nature.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT'D)

The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                            (DOLLARS IN THOUSANDS)
                                  -------------------------------------------
                                          1995                   1996
                                  -------------------------------------------
                                  CARRYING     FAIR       CARRYING     FAIR
                                   AMOUNT      VALUE       AMOUNT      VALUE
                                  -------------------------------------------
Financial assets:
 Cash & short-term instruments    $  6,619    $  6,619    $ 9,755     $ 9,755
 Securities                          5,736       5,766      6,121       6,178
 Loans held for sale                 1,929       1,964      3,723       3,782
 Loans, net                         87,229      87,198     64,696      64,379

Financial liabilities:
 Deposits                         $100,151    $100,423    $81,809     $81,852
 Long-term debt                        563         563        614         614


The above does not include accrued interest receivable and payable which are also considered financial instruments. The estimated fair value of such items is considered to be the carrying amount.

The Bank also has off-balance-sheet financial instruments, consisting of commitments to extend credit and letters of credit. No estimated fair value is attributable to unused lines of credit and letters of credit as the income associated with these instruments is not significant.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics or various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and; therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the benefit of low cost core deposits, property, equipment and goodwill.

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

DECEMBER 31, 1996 AND 1995

                                                        1996        1995
                                                  ----------  ----------
ASSETS
 Cash                                             $      975  $      460
 Tax benefit receivable                               18,735           -
 Investment in subsidiary bank                     6,536,891   5,589,049
                                                  ----------  ----------

          TOTAL ASSETS                            $6,556,601  $5,589,509
                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1996        1995
                                                  ----------  ----------

CURRENT LIABILITIES
  Accrued interest payable                        $    4,049  $    5,719
                                                  ----------  ----------

LONG-TERM LIABILITIES
  Long-term borrowings                               562,692     613,846
                                                  ----------  ----------
     TOTAL LIABILITIES                               566,741     619,565
                                                  ----------  ----------

STOCKHOLDERS' EQUITY
 Common stock                                        657,532     657,532
 Surplus                                             396,615     396,615
 Retained earnings                                 4,949,645   3,922,813
 Unrealized losses on available for
  net sale securities, net of income tax             (13,932)     (7,016)
                                                  ----------  ----------
    NET STOCKHOLDERS' EQUITY                       5,989,860   4,969,944
                                                  ----------  ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $6,556,601  $5,589,509
                                                  ==========  ==========

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                          1996          1995        1994
                                    ----------    ----------  ----------

INCOME
  Dividends from subsidiary bank    $  246,357    $  254,397  $  174,906
                                    ----------    ----------  ----------


                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

CONDENSED STATEMENTS OF INCOME (CONT'D)

YEARS ENDED DECEMBER 31, 1996, 1995 & 1994

                                                  1996         1995        1994
                                            ----------   ----------  ----------
EXPENSE
  Stock tender offer costs                           -            -      43,010
  Interest                                      48,111       57,708      30,872
  Other                                            250        1,767       5,230
                                            ----------   ----------  ----------
    TOTAL EXPENSE                               48,361       59,475      79,112
                                            ----------   ----------  ----------

    INCOME BEFORE EQUITY IN
     UNDISTRIBUTED INCOME OF
       SUBSIDIARY                              197,996      194,922      95,794

  Equity in undistributed income
   of subsidiary                               954,758      945,518     909,055
   Income tax benefit                           18,735            -           -
                                            ----------   ----------  ----------
    NET INCOME                              $1,171,489   $1,140,440  $1,004,849
                                            ==========   ==========  ==========

Net income per share                        $     1.78   $     1.73  $     1.46
                                            ==========   ==========  ==========

Weighted average shares outstanding            657,532      657,532     686,826
                                            ==========   ==========  ==========

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                  1996         1995        1994
                                            ----------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $1,171,489   $1,140,440  $1,004,849
  Adjustments to reconcile net
   income to cash provided by
   operating activities:
   Equity in undistributed income
   of subsidiary                              (954,758)    (945,518)   (909,055)
    Changes in operating assets and
     liabilities:
      Increase (decrease) in accrued
       Interest payable                         (1,670)         413       5,306
      Decrease in prepaid stock
       tender offer                                  -            -      24,250
      (Increase) in tax benefit
        receivable                             (18,735)           -           -
                                            ----------   ----------  ----------

  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                  196,326      195,335     125,350
                                            ----------   ----------  ----------

                    SPRING BANCORP, INC. AND ITS SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)



CONDENSED STATEMENTS OF CASH FLOWS (CONT'D)

YEARS ENDED DECEMBER 1996, 1995 AND 1994

                                                  1996          1995       1994
                                              --------     ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                              (144,657)     (144,657)  (131,506)
  Repayment on long-term debt                  (51,154)      (51,154)         -
  Proceeds from long-term borrowing                  -             -    665,000
  Purchase of stock                                  -             -   (659,112)
                                             ---------      --------   --------
    NET CASH (USED IN) INVESTING
     ACTIVITIES                               (195,811)     (195,811)  (125,618)
                                             ---------      --------   --------

    NET INCREASE (DECREASE) IN CASH                515          (476)      (268)

Cash:
  Beginning of year                                460           936      1,204
                                             ---------      --------   --------
  End of year                                $     975      $    460   $    936
                                             =========      ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Change in unrealized (loss) on
 securities available for sale               $  11,338      $ (92,547) $104,049
 (Decrease) increase in deferred
 income taxes attributable to the
 unrealized (loss) on securities
 available for sale                             (4,422)        36,093   (40,579)

 Item 9.  Changes in Accountants
 --------------------------------


     On November 18, 1996, Spring Bancorp, Inc., and Illinois Corporation (the "Company") filed a Form 8-K with Securities and Exchange Commission providing information under Item 4 of Form 8-K regarding its retention of McGladrey & Pullen, LLP as its independent auditors for the fiscal year ending December 31, 1996, to replace Clifton, Gunderson LLC, the previous auditors of the Company. The amendment No 1 was filed to provide the letter from Clifton, Gunderson LLC required under Item 4 of Form 8-K and items 304(a)(3) and 601(b)(16) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     Below is certain information regarding the directors of Bancorp. The following statements pertain to all individuals listed below.

     I. There are no arrangements or understanding between any director listed below and any person pursuant to which such director was selected as a director.

    II. There is a family relationship between two directors. Tom Marantz is the son of Jack Marantz.

   III. None of the directors listed below have been involved in any bankruptcy, criminal, or other proceedings. Each of the directors listed below has served as director of Bancorp since March 31, 1988. The directors shall be divided into three classes, each class to consist of two (2) directors; each initial Class One Director shall hold office until the 1997 annual meeting of shareholders and until his or her successor shall have been elected and qualified or until his earlier death, resignation or removal; and each initial Class Two Director shall hold office until the 1997 annual meetings of shareholders and until his or her successor shall have been elected and qualified or until his earlier death, resignation, or removal; and each initial Class Three Directors shall hold office until the 1998 meeting of shareholders and until his or her successor shall have been elected and qualified or until his earlier death, resignation or removal. Thereafter, upon election, each director shall be elected to and shall serve for a term of (3) three years until his successor is elected and qualified or until his earlier death, resignation or removal.

        (a) Patrick Antonacci; Director, age 64. Mr. Antonacci's principal occupation is owner of Lincoln Cab Co., Springfield, Il.

        (b) Jerry Jennings; Director, age 46. Mr. Jennings principal occupation is Comptroller of Nursing Home Managers, in Springfield, Il.

        (c) Jack Marantz; Director, age 73. Mr. Marantz is Chairman of Board of Bancorp. Also Mr. Marantz is Chairman of Board & CEO of the Bank of Springfield, and has been involved with the Bank since its inception in 1965 as President.

        (d) Wilson J. Park; Director, age 78. Mr. Park's principal business is as sole proprietor of Wilson Park Funeral Home, Rochester, Il.

        (e) William Ken Lemaster; Director, age 49. Mr. Lemaster is Aquatic Director, Springfield Park District.

        (f) Tom Marantz; Director, age 44. Mr. Marantz is President of Bancorp. Mr. Marantz is also President, of the Bank of Springfield, Springfield, Il.

       Below is certain information regarding the principal officers of the Bancorp. The following statements pertain to all individuals listed below.

                (a) T. Edward McEvers; age 49, Secretary & Treasurer of Spring Bancorp, Inc. Also, Mr. McEvers is Chief Financial Officer and Executive Vice President of the Bank of Springfield. Mr. McEvers joined the bank in April 1973 as assistant cashier. Later in 1973 he was named Cashier of the Bank.

             The Bancorp shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she was director, officer or agent of the Bancorp, or who is serving at the request on the Bancorp, as a director, officer or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fee) judgments, fines, and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding to the fullest extent and in the manner set forth in and permitted by the Ill. Business Corporation Act and any other applicable law, as from time to time in effect.

       Such right of indemnification shall not be deemed exclusive of any other rights to which such director, officer or agent may be entitled apart from the foregoing provisions. The foregoing provisions of this Section I shall be deemed to be a contract between Bancorp and each Director and officer who serves in such capacity at any time while this Article IX and the relevant provisions of the Illinois Business Corporation Act and other applicable law, if any are in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or therefore existing or any action suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

Item 11.   Executive Compensation
---------------------------------

     The direct remuneration paid to executive officers and directors is not paid by the Bancorp. The Bank of Springfield, the subsidiary, does pay direct remuneration to executive officers and directors. Listed below are the names of directors whose aggregate direct remunerations during the year ended December 31, 1996 exceeded $100,000.00,

     NAME OF            CAPACITY IN
  INDIVIDUAL OR      WHICH REMUNERATION     DIRECT      CONTINGENT
IDENTITY OF GROUP       WAS RECEIVED     REMUNERATION  REMUNERATION

Directors & Officers
as a group (8 in
number)                                  $366,046.16    $69,826.89

  Jack Marantz            President      $150,156.00    $33,566.30

     There are no annuity, pension, retirement plans or non-cash remuneration to be paid under existing plan by the Bancorp, to any officer or director. The Bank of Springfield has a Profit Sharing Plan covering substantially all employees, subject to certain age and length of service requirements. Employer contributions are at the discretion of the Bank's Board of Directors, and are subject to maximum limitations as defined in the plan. Contributions of $20,117, $10,000 and $10,000 were made for the years ended December 31, 1996, 1995 and 1994 respectively.

     The Bancorp has not had any transaction in the ordinary course of business with any of its directors or officers. But, the Bank has had, and expects to have in the future, transactions in the ordinary course of business with many of its directors and officers and their associates, all on the same terms including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others. These transactions and extensions of credit do not involve more than the normal risk of being collected or present other unfavorable features. The following summary represents extension on credit granted to, or for the benefit of, officers and directors and associates, during the year in the ordinary course of the Bank's business.

                             TYPE OF               AGGREGATE EXTENSIONS
NAME AND CAPACITY         INDEBTEDNESS                  OF CREDIT
Directors & Officers        All Types
   As a Group                                   (During Year)  $ 593,976.98
                                                  (12-31-96)   $ 571,155.51

Patrick Antonacci       Direct, Indirect        (During Year)  $ 256,235.45
                            Personal              (12-31-96)   $ 253,091.60

Wilson J Park           Direct, Indirect        (During Year)  $ 322,908.22
                            Personal              (12-31-96)   $ 305,674.54

The highest aggregate extensions of credit as a percentage of equity capital during 1996 follows:

NAME                                    PERCENT OF EQUITY CAPITAL
Director & Officers as a group                  9.54%

Patrick Antonacci                               4.23%

Wilson J Park                                   5.11%

Item 12.   Security Ownership of Certain Beneficial Owners and
--------------------------------------------------------------
           Management
           ----------

     The following shareholders own (5) five percent or more of Capital stock of the total voting securities of the Bancorp as of December 31, 1996. Each individual has beneficial ownership of the shares and each has sole voting power with respect to the number of shares beneficially owned:

                                                                  Percent
                                                 Amount of          of
Title of Class    Name & Address            Beneficial Ownership   Class

l) Common         Jack Marantz                    114,649          17.44%
                  #5 Utica Drive
                  Spfld., Il.  62703

2) Common         Tom Marantz                      69,458          10.57%
                  2417 Country Club Dr.
                  Spfld. Il. 62704

3) Common         John R. Sharp, M.D.              56,721           8.63%
                  (Deceased)
                  3882 Meadow Lane
                  Saline, Michigan

4) Common         Irmgard Clayton                  36,768           5.60%
                  90 E Hazel Dell Road
                  Springfield, Il. 62707

5) Common         Directors & Officers            237,974          36.20%
                  as a group

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------


     There are no transactions within the year or any presently proposed to which any of the following persons had or is to have had a direct or indirect material interest:

     a.  Any director or officer of the Bancorp.

     b.  Any security holder listed in Item 12. herein.

     c.  Any associate of the foregoing.

                                    PART IV

Item 14.   Financial Statement, Schedules and Reports on Form 10K
-----------------------------------------------------------------
                                                             Page

     a) (1)  The following Financial statements are
               included in Part II Item B.
               Independent Auditors Report.                   51

             Financial Statements:

               Consolidated Balance Sheets -
               December 31, 1996 and 1995                     52

               Consolidated Statement of Income -
               Years Ended December 1996, 1995 and 1994       53

               Consolidated Statements of Stockholders
               Equity - Years Ended December 31, 1996,
               1995, and 1994                                 54

               Consolidated Statement of Cash Flow -
               Years Ended December 31, 1996, 1995
               and 1994                                  55 - 56

               Notes to Consolidated financial
               Statements                                57 - 76


        (2) The financial schedules for the years 1996, 1995, and 1994 are omitted because they are not applicable or the required infor-mation is shown in the financial statements or notes there to:

        (3)  Exhibits included herein:

              3 (a) Articles of Incorporation of Spring Bancorp, Inc. (filed as
                Appendix B to definitive proxy statement filed with the Commission of March 31, 1988 (Commission File No. 33-18492), and incorporated herein by reference)

              3 (b) By-Laws of Spring Bancorp, Inc. (filed as Appendix C to definitive proxy statement filed with Commission on March 31, 1988 (Commission File No. 33-18492), and incorporated herein by reference)


     b)      Reports on Form 8-K:

              Form 8-K Amendment Number 1, dated November 12, 1996 filed pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Commission file 33-18492)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Spring Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                             SPRING BANCORP, INC.


/s/ JACK MARANTZ                             /s/ T. EDWARD MCEVERS
-----------------------------                ----------------------------
JACK MARANTZ                                 T. EDWARD MCEVERS

CHAIRMAN OF BOARD                            SECRETARY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ Jack Marantz                                      3 - 11 - 97
-----------------------------                ----------------------------
Jack Marantz, Director                                    Date

/s/ Tom Marantz                                       3 - 11 - 97
-----------------------------                ----------------------------
Tom Marantz, Director                                     Date

/s/ Patrick Antonacci                                 3 - 11 - 97
-----------------------------                ----------------------------
Patrick Antonacci, Director                               Date

/s/ Wilson J. Park                                    3 - 11 - 97
-----------------------------                ----------------------------
Wilson J. Park, Director                                  Date

/s/ Jerry Jennings                                    3 - 11 - 97
-----------------------------                ----------------------------
Jerry Jennings, Director                                  Date

/s/ William Ken Lemaster                              3 - 11 - 97
-----------------------------                ----------------------------
William Ken Lemaster, Director                            Date